Form 10-Q
period 1999-12-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2000-02-18
CIK 1098432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                 December 31, 1999
                               ------------------------------------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:       0-27977
                       ---------------------------------------------------------

                  Lumenon Innovative Lightwave Technology, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

Delaware                                                98-0213257
--------                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)
9060 Ryan Avenue, Dorval, (QC), Canada                  H9P 2M8
--------------------------------------                  -------
(Address of Principal Executive Offices)               (Zip Code)

                                 (514) 631-0023
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.( ) Yes (X) No Explanatory Note: The issuer became subject to such filing requirements on January 4, 2000.


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 24,551,189 shares of Common Stock, $.001 par value, as of February 1, 2000.

         LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC. and SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        Page No.

PART I.      FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Balance Sheets as of December 31,
             1999 (unaudited) and June 30, 1999

             Consolidated  Statements  of  Operations
             (unaudited)  for the three  months ended
             December 31, 1999 and 1998 and the six months ended December 31, 1999 and 1998 and the period from inception (March 2, 1998)
             to December 31, 1999

             Consolidated  Statements  of Cash  Flows
             (unaudited)  for the three  months ended
             December  31,  1999 and 1998, the six
             months  ended  December 31, 1999 and 1998
             and the period from inception (March 2, 1998)
             to December 31, 1999

             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis
             of Financial Condition and Results of
             Operations

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

Item 6.      Exhibits and Reports on Form 8-K

Signatures

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Financial Statements of
                       (Unaudited)


                       LUMENON INNOVATIVE
                       LIGHTWAVE TECHNOLOGY, INC.
                       (a Development Stage Enterprise)



                       Three-month period ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Financial Statements
(Unaudited)

Three-month period ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999


Financial Statements

      Consolidated Balance Sheets...........................................1

      Consolidated Statements of Operations.................................2

      Consolidated Statements of Cash Flows.................................3

      Notes to Consolidated Financial Statements............................4

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                       December 31,         December 31,                    June 30,
                                                               1999                 1999                        1999
--------------------------------------------------------------------------------------------------------------------------
                                                              (US$)               (CAN$)                      (CAN$)
                                                           (note 7)
Assets

Current assets:
      Cash and cash equivalents                       $   2,903,107      $     4,190,055                $  1,722,871
      Term deposits                                       1,920,348            2,771,201                          -
      Interest and sales tax receivable                     169,395              244,488                     237,539
      Research tax credits receivable                       109,539              158,097                      34,218
      Prepaid expenses                                       13,435               19,390                      49,956
--------------------------------------------------------------------------------------------------------------------------
                                                          5,115,824            7,383,231                   2,044,584

Property and equipment                                    1,988,338            2,869,589                   1,492,495

Other assets                                                  8,744               12,620                      10,001

--------------------------------------------------------------------------------------------------------------------------
                                                      $   7,112,906      $    10,265,440                $  3,547,080
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                $     897,319      $     1,295,016                $    523,550
      Accrued liabilities                                    13,330               19,243                     180,312
      Convertible promissory notes                               -                    -                      298,720
--------------------------------------------------------------------------------------------------------------------------
                                                            910,649            1,314,259                   1,002,582

Stockholders' equity:
      Share capital                                          26,060               37,612                      30,330
      Additional paid-in capital                         17,428,232           25,153,618                   3,404,408
      Deposit on subscription of shares                          -                    -                      146,820
      Accumulated deficit                               (11,252,035)         (16,240,049)                 (1,037,060)
--------------------------------------------------------------------------------------------------------------------------
                                                          6,202,257            8,951,181                   2,544,498

--------------------------------------------------------------------------------------------------------------------------
                                                      $   7,112,906      $    10,265,440                $  3,547,080
--------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.


On behalf of the Board:

______________________ Director

______________________ Director

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                       Three months        Three months          Three months
                                                              ended               ended                 ended
                                                       December 31,        December 31,          December 31,
                                                               1999                1999                  1998
------------------------------------------------------------------------------------------------------------------
                                                              (US$)              (CAN$)                (CAN$)
                                                           (note 7)

Revenues - interest                                    $     35,780        $     51,641           $     7,869     7

Expenses:
      Research and development                            8,245,831          11,901,208                14,440     5
      Research tax credits                                  (48,292)            (69,700)               (2,149)    )
------------------------------------------------------------------------------------------------------------------
                                                          8,197,539          11,831,508                12,291

      General and administrative expenses                   547,406             790,071               226,546
      (Gain) loss on foreign exchange                       (22,383)            (32,304)               (1,975)
      Interest expense                                        1,059               1,528                    -
------------------------------------------------------------------------------------------------------------------
                                                          8,723,621          12,590,803               236,862

------------------------------------------------------------------------------------------------------------------
Net loss                                               $  8,687,841        $ 12,539,162           $   228,993
------------------------------------------------------------------------------------------------------------------

Net loss per share                                     $       0.37        $       0.53           $      0.01
------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding            23,583,147          23,583,147            16,455,000
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------
                                                     Six months                   Six months                        From
                                                          ended                        ended                inception to
                                                   December 31,                 December 31,                December 31,
                                                           1999                         1998                        1999
------------------------------------------------------------------------------------------------------------------------
                                                         (CAN$)                       (CAN$)                      (CAN$)


Revenues - interest                                 $    67,876                  $     7,869            $          76,917

Expenses:
      Research and development                       13,969,796                        14,440                  14,178,675
      Research tax credits                             (104,893)                      (2,149)                   (139,111)
------------------------------------------------------------------------------------------------------------------------
                                                     13,864,903                       12,291                  14,039,564

      General and administrative expenses             1,368,197                      290,435                   2,228,090
      (Gain) loss on foreign exchange                    22,657                       (7,348)                     34,155
      Interest expense                                   15,108                           -                       15,157
------------------------------------------------------------------------------------------------------------------------
                                                     15,270,865                      295,378                  16,316,966

------------------------------------------------------------------------------------------------------------------------
Net loss                                            $15,202,989                    $ 287,509            $     16,240,049
------------------------------------------------------------------------------------------------------------------------

Net loss per share                                  $      0.68                    $    0.02
------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding        22,350,069                   15,926,739
------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                Three months                Three months              Three months
                                                                       ended                       ended                     ended
                                                                December 31,                December 31,              December 31,
                                                                        1999                        1999                      1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                       (US$)                      (CAN$)                    (CAN$)
                                                                    (note 7)
Cash flows from:

Operating activities:
      Net loss                                            $       (8,687,841)         $      (12,539,162)       $         (228,993)
      Adjustment for items not involving cash:
            Compensation cost                                             -                           -                         -
            Shares issuable for services                           8,015,691                  11,569,049                        -
            Depreciation                                              69,476                     100,274                        -
      Change in operating assets and liabilities:
            Interest and sales tax receivable                         89,754                     129,541                   (11,302)
            Research tax credits receivable                          (59,640)                    (85,967)                   (2,149)
            Prepaid expenses                                           5,176                       7,470                    21,235
            Accounts payable and accrued liabilities                 478,340                     690,388                    94,880
            Advance to shareholder                                        -                           -                     24,500
----------------------------------------------------------------------------------------------------------------------------------
                                                                     (89,044)                   (128,407)                 (101,829)
Financing activities:
      Proceeds from issuance of common shares                      2,904,503                   4,192,070                        -
      Cash from the acquisition of a subsidiary                           -                           -                         -
      Share issue expenses                                           (24,938)                    (35,993)                  (32,818)
      Proceeds from issuance of convertible
         promissory notes                                                 -                           -                         -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   2,879,565                   4,156,077                   (32,818)
Investing activities:
      Additions to property and equipment                           (715,909)                 (1,033,272)                       -
      Additions to other assets                                       (1,815)                     (2,619)                     (243)
      Purchase of term deposits                                     (531,420)                   (766,985)                       -
      Disposal of term deposits                                      542,565                     783,084                        -
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    (706,579)                 (1,019,792)                     (243)
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash  and cash equivalents                  2,083,942                   3,007,878                  (134,890)

Cash and cash equivalents, beginning of period                       819,165                   1,182,177                   664,560
-----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                  $        2,903,107          $        4,190,055        $          529,670
-----------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                      Six months        Six months                        From
                                                                           ended             ended                inception to
                                                                    December 31,      December 31,                December 31,
                                                                            1999              1998                        1999
------------------------------------------------------------------------------------------------------------------------------
                                                                          (CAN$)            (CAN$)                      (CAN$)
Cash flows from:

Operating activities:
      Net loss                                                      $(15,202,989)          (287,509)            $  (16,240,049)
      Adjustment for items not involving cash:
            Compensation cost                                                 -                 -                      241,058
            Shares issuable for services                              13,461,670                -                   13,461,670
            Depreciation                                                 191,138                -                      191,138
      Change in operating assets and liabilities:
            Interest and sales tax receivable                             (6,949)          (21,093)                   (244,488)
            Research tax credits receivable                             (123,879)           (2,149)                   (158,097)
            Prepaid expenses                                              30,566                -                      (19,390)
            Accounts payable and accrued liabilities                     610,397           119,349                   1,314,259
            Advance to shareholder                                            -                 -                           -
------------------------------------------------------------------------------------------------------------------------------
                                                                      (1,040,046)         (191,402)                 (1,453,899)
Financing activities:
      Proceeds from issuance of common shares                          8,177,352               372                  11,088,841
      Cash from the acquisition of a subsidiary                               -            814,322                     814,322
      Share issue expenses                                              (328,070)          (93,379)                   (713,381)
      Proceeds from issuance of convertible
         promissory notes                                                     -                 -                      298,720
------------------------------------------------------------------------------------------------------------------------------
                                                                       7,849,282           721,315                  11,488,502
Investing activities:
      Additions to property and equipment                             (1,568,232)               -                   (3,060,727)
      Additions to other assets                                           (2,619)             (243)                    (12,620)
      Purchase of term deposits                                       (3,554,285)               -                   (3,554,285)
      Disposal of term deposits                                          783,084                -                      783,084
------------------------------------------------------------------------------------------------------------------------------
                                                                      (4,342,052)             (243)                 (5,844,548)
------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash  and cash equivalents                      2,467,184           529,670                   4,190,055

Cash and cash equivalents, beginning of period                         1,722,871                -                           -
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $  4,190,055         $ 529,670               $   4,190,055
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

LUMENON
INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------


      In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at December 31, 1999 and June 30, 1999, its results of operations and cash flows for the three-month and six-month periods ended December 31, 1999 and 1998 and from inception to December 31, 1999.

      While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 1999.


1.    Organization and business activities:

      Lumenon  Innovative  Lightwave  Technology,   Inc.  ("Lumenon"),  a  shell
      company, was incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc.

      In July 1998, under an acquisition plan, Lumenon acquired LILT Canada Inc. ("LILT"), a Canadian corporation, by issuing 12,200,000 common shares to the shareholders of LILT which resulted in the change in control of Lumenon. Accordingly, LILT has been determined the acquiring corporation and these consolidated financial statements present the results of operations and cash flows of LILT since its inception, March 2, 1998.

      Under the plan mentioned above, Lumenon issued 4,000,000 common shares to acquire Dequet Capital, Inc., a Nevada corporation. Dequet Capital, Inc.'s only asset was cash in the amount of $814,322 (US$540,000). This company was subsequently dissolved.

      The Corporation's principal business activity is to develop products related to the Dense Wavelength Division Multiplexing market and other photonics markets.

      The Corporation is subject to a number of risks, including successful development and marketing of its technology and attracting and retaining key personnel. In order to achieve its business plan, the Corporation anticipates the need to raise additional capital (see notes 3 and 4).


2.    Property and equipment:

      During the six-month period ended December 31, 1999, the Corporation purchased property and equipment totalling $1,568,232 (US$1,086,560) of which $1,286,360 (US$891,263) relate to laboratory and pilot plan equipment.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

3.    The Molex agreements:

      (a)   Under the terms of a Stock Purchase Agreement:

            Molex Incorporated (Molex), a Delaware corporation, agreed to purchase from Lumenon 3,000,000 common shares at $0.74 (US$0.50) per share in two transactions. The first closing was held in June 1999 for 1,500,000 common shares and the second closing will take place in March 2000 for an additional 1,500,000 common shares. The second closing is contingent on the progress made by Lumenon proving out its technology and its ability to manufacture and deliver certain devices.

            Lumenon granted to Molex a Services Common Stock Purchase Warrant to receive 5,800,000 common shares. The warrant expires in June 2001 and is subject to Molex fulfilling its obligations pursuant to a Teaming Agreement. Value of the shares issued will be recorded as Molex fulfills such obligations (see (c) thereafter). In addition, if Molex elects not to proceed with the second closing referred to above, all rights related to the warrant will be extinguished except to the extent of expenses incurred under the Teaming Agreement.

            Lumenon granted to Molex a Cash Common Stock Purchase Warrant to purchase 1,666,667 common shares at a price of $1.32 (US$0.90) per share. The warrant was exercised in November 1999.

      (b) Under the terms of a Stock Restriction Agreement:

            No primary stockholders can sell any share to competitors of Molex without Molex's prior consent. The agreement includes Right of First Refusal and Preemptive rights except that Lumenon can issue 6,000,000 units (one common share and a warrant for the purchase of one common share at a price not less than $1.32 (US$0.90) per share) at a price not less than $0.74 (US$0.50) per unit to raise capital within 24 months from the date of the agreement.

            Certain rights or restrictions might be terminated upon completion of a Public Sale, a Public Offering as defined in the agreement, or if Molex elects not to proceed with the second closing referred to above or if the teaming agreement is terminated.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------


3.    The Molex agreements (continued):

      (c) Under the terms of a Teaming Agreement:

            Lumenon and Molex agreed to jointly develop certain products related to the Dense Wavelength Division Multiplexing market and other photonics markets. Under the terms of the agreement, Molex is committed  to  provide  services  towards  the  development  of  the products.  Subject to Lumenon  proving  out its  technology  and its ability to manufacture and deliver certain devices, Molex is committed to purchase the entire production of Lumenon for the first twelve months with a maximum number of units per month. After the twelve-month period, Molex will have the option to purchase all production of Lumenon at fair market value. Under certain circumstances, Molex may have the right to manufacture all components of the devices in return of a royalty of 25% of gross cost of Molex. For the six-month period ended December 31, 1999, an amount of $13,461,670(US$9,327,008) was recorded under research and development expenses (see note 4 (a)).


4.    Share capital:

-----------------------------------------------------------------------------------------------
                                                              September 30,            June 30,
                                                                       1999                1999
-----------------------------------------------------------------------------------------------

      Authorized:
            1,000,000 preferred shares, par value
               of US$0.001 per share
            100,000,000 common shares, par value
               of US$0.001 per share

      Issued and outstanding:
            25,175,036 common shares
               (June 30, 1999 - 20,215,000)                $         37,612         $    30,330
-----------------------------------------------------------------------------------------------


      During the six-month period ended December 31, 1999, the Corporation concluded the following share capital transactions:

      (a)   Issue of shares:

            For the three-month period ended September 30, 1999:

            (i) 1,397,000 common shares were issued for cash consideration of $3,685,281 (US$2,503,000) of which $146,820 (US$101,725) was received prior to June 30, 1999;

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

4.    Share capital (continued):

      (a)   Issue of shares (continued):

            (ii) promissory notes of $298,720 (US$200,000) were converted into 400,000 common shares;

            (iii) stockholders'  equity was adjusted to reflect  262,253  common shares issuable for services received from Molex in the amount of $1,892,621 (US$1,311,315); the transaction was accounted for by using the average market price of the shares of the Corporation for the three-month period then ended;

            (iv)  in connection  with  issuance of common shares  referred to in
                  (i) and (ii) above, 1,767,000 warrants were issued to be exercised at prices varying from $1.32 (US$0.90) to $8.80 (US$6.00) per share.

            For the three-month period ended December 31, 1999:

            (i) 31,500 common shares were issued for cash consideration of $376,318 (US$255,000) with 31,500 warrants to be exercised at prices varying from $13.20 (US$9.00) to $22.74 (US$15.50) per share;

            (ii)  2,421,667  common shares were issued upon exercise of warrants
                  and   options   for   cash    consideration    of   $4,115,756
                  (US$2,822,000);

            (iii) stockholders'  equity was adjusted to reflect  447,616  common shares issuable for services received from Molex in the amount of $11,569,049 (US$8,015,693); the transaction was accounted for by using the average market price of the shares of the Corporation for the three-month period then ended;

      (b) Stock option plans:

            Under a stock option incentive plan established in May 1999, the Corporation may grant options to purchase common shares to key employees, directors, officers and service-providers. The terms, number of common shares covered by each option as well as the permitted frequency of the exercise of such options will be determined by the Board of Directors. The plan contemplates that a maximum of 2,500,000 common shares may be optioned under the stock option plan. In addition, no optionee shall hold options to purchase more than 5% of the number of shares issued and outstanding at any one time. The subscription price for each share covered by an option shall be established by the Board of Directors but such price shall not be lower than the fair market value at the date of grant.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

4.    Share capital (continued):

      (b)   Stock option plans (continued):

            Options granted have to be exercised over a period not exceeding ten years. At December 31, 1999, 750,000 outstanding options are exercisable and 1,657,500 outstanding options vest over a period of two to five years.

            (i) Changes in outstanding options for the year were as follows:

--------------------------------------------------------------------------------------------------------------
                                                                 Number         Exercise price per share
--------------------------------------------------------------------------------------------------------------

                  Options outstanding, January 1, 1999               -               $                -
                  Granted                                     1,860,000                   1.47 (US$1.00)
                  Granted                                        80,000                   0.74 (US$0.50)
--------------------------------------------------------------------------------------------------------------
                  Options outstanding, June 30, 1999          1,940,000

                  Granted                                        85,000                   2.94 (US$2.00)
                  Exercised                                     (30,000)                  1.47 (US$1.00)
--------------------------------------------------------------------------------------------------------------
                  Options outstanding, September 30, 1999     1,995,000

                  Granted                                       150,000                 33.20 (US$23.00)
                  Granted                                        12,500                 21.65 (US$15.00)
                  Granted                                       250,000                 18.76 (US$13.00)
                  Granted                                        50,000                  11.55 (US$8.00)
                  Exercised                                     (50,000)                  1.47 (US$1.00)

--------------------------------------------------------------------------------------------------------------
                  Options outstanding, December 31, 1999      2,407,500
--------------------------------------------------------------------------------------------------------------

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

4.    Share capital (continued):

            (ii) Stock-based compensation:

                  The Corporation applies APB Opinion 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Corporation's net loss would have been adjusted to the pro-forma amounts indicated below:

------------------------------------------------------------------------------------------------------
                                                    Three months          Six months              From
                                                           ended               ended      inception to
                                                    December 31,        December 31,      December 31,
                                                            1999                1999              1999
------------------------------------------------------------------------------------------------------

                  Net loss      As reported         $ 12,539,162        $ 15,270,865      $ 16,240,049
                                Pro-forma             12,877,793          15,646,548        16,986,543

------------------------------------------------------------------------------------------------------

                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 5.5%, dividend yield of 0%, expected volatility of 90% and 210%, and expected life of 3 to 5 years. The per share weighted average fair value of stock options granted during the three-month period was $21.29 (US$14.75).

                  The effects of applying SFAS 123 for the pro-forma disclosures are not representative of the effects expected on reported net earnings in future years since valuations are based on highly subjective assumptions about the future, including stock price volatility and exercise patterns.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

      (c)   Warrants:

            The following warrants are outstanding at December 31, 1999:

--------------------------------------------------------------------------------
            Warrants           Expiry date           Exercise price per share
--------------------------------------------------------------------------------


            1,210,000          August 2000                 $   1.32 (US$0.90)
            282,000         September 2000                     8.80 (US$6.00)
            21,500          September 2000                    12.99 (US$9.00)
            10,700          September 2000                     8.80 (US$6.00)
            10,000            October 2000                   14.43 (US$10.00)
            960,000              June 2001                     2.20 (US$1.50)
            500,000            August 2001                     1.32 (US$0.90)
            5,090,131          August 2001                                  *
            400,000           October 2001                     1.32 (US$0.90)
            30,000            October 2001                     1.32 (US$0.90)

--------------------------------------------------------------------------------
            8,514,331
--------------------------------------------------------------------------------

            * As per the Services Common Stock Purchase Warrant granted to Molex. Exercise price to be fair value of the shares when the services are received.

5.    Commitments:

      Under employment agreements, the Corporation is committed to pay to certain employees an aggregate of $375,000 per year for the next four years and approximately $280,000 during the fifth year.


6.    Agreements:

      In December 1999, the Corporation entered into an agreement with Molex in connection with the issuance of common shares at $34.00 (US $23.19) per share for an aggregate of $4,445,000 (US $3,000,000). Molex will receive also one half common share purchase warrant per share purchased to be exercised before December 2000 at a price of $43.00 (US $29.00).

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and six-month periods ended December 31, 1999 and 1998 and period from inception (March 2, 1998) to December 31, 1999 (in Canadian dollars)

--------------------------------------------------------------------------------

6.    Agreements (continued):

      The Corporation also entered into an agreement with a private investor in connection with the issuance of common shares at $34.45 (US $23.25) per share for an aggregate of $2,963,000 (US $2,000,000). The private investor will receive also one half common share purchase warrant per share purchased to be exercised before December 2000 at a price of $44.50 (US $30.00). Closing of this financing was held in January 2000.


7. Functional currency and convenience translation:

      The functional currency of the Corporation is the Canadian dollar.

      US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at December 31, 1999, which was $1.4433 Canadian dollar per US dollar.


8.    Uncertainty due to the Year 2000 Issue:

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the Corporation, including those related to customers, suppliers, or other third parties, have been fully resolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

The Company is a Development Stage Enterprise, which has not, during the three months ended December 31, 1999, realized any revenues from operations. Interest income, consisting of interest on cash and term deposits, earned during the three month period ended December 31, 1999 amounted to US$35,780 (CDN$51,641) compared to US$5,133 (CDN$7,869) for the three month period ended December 31, 1998, an increase of US$30,647 (CDN$43,772). The increase is due to the fact that the Company had more cash on hand during this quarter than the same quarter last year as a result of capital raised through private placements and the exercise of warrants.

Research and development expenses for the three month period ended December 31, 1999, net of research tax credits, were US$8,197,539 (CDN$11,831,508). Of these costs, US$8,015,691 (CDN$11,569,049) are non-cash expenses resulting from the issuance of the Company's common stock in consideration of certain services rendered by Molex under the terms of a Teaming Agreement dated May 19, 1999 between the Company and Molex for the joint development of certain products related to the Dense Wavelength Division Multiplexing market and other photonics markets. The common stock will be issued to Molex on partial exercise of a Services Common Stock Purchase Warrant for 5,800,000 common shares granted to Molex in connection with the services to be rendered under the Teaming Agreement. The warrants expire in June 2001 and are subject to Molex fulfilling its obligations under the Teaming Agreement. During the three months ending December 31, 1999, based on Molex's estimate of the cost of its work under the Teaming Agreement, 447,616 common shares would be issuable to Molex at the average market price of the shares of the Company for the three-month period then ended.

The Company's research and development expenditures, other than those recorded under the Services Common Stock Purchase Warrant, net of research tax credits, were US$181,848 (CDN$262,459) during the three month period ended December 31, 1999, compared to US$8,018 (CDN$12,291) for the three month period ended December 31, 1998, an increase of US$173,830 (CDN$250,168). During the three month period ended December 31, 1998, the Company incurred no research and development expenses because it was not yet engaged in operations (only financing activities). During the three months ended December 31, 1999, the Company had an existing operation consisting of a team of 15 employees, a facility, a teaming agreement with Molex and an expansion project underway. During this period, the Company developed a new DWDM design and adapted materials and processes accordingly.

As of December 31, 1999, the Company's research and development staff consisted of 15 employees, all of whom are located in Dorval, Quebec with most of the employees holding science, engineering or other advanced technical degrees.

General and administrative expenses (including foreign exchange and interest expenses) were US$526,082 (CDN$759,295) during the three month period ended December 31, 1999, compared to US$146,491 (CDN$224,571) for the three month period ended December 31, 1998, an increase of US$379,591 (CDN$534,724). The charges for this period consist mainly of salaries as a result of the increased number of administrative personnel and related expenses to manage the increased activities of the Company from its expansion project.

As a result of the above, the Company's overall loss for the three month period ended December 31, 1999 amounted to US$8,687,841 (CDN$12,539,162) or US$0.37
(CDN$0.53)  per  share,  compared  to  US$149,376  (CDN$228,993),   or  US$0.009
(CDN$0.014) per share for the comparable period in 1998.

Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998

The Company is a Development Stage Enterprise which from its inception to June 30, 1998 did not have any significant business activities, other than seeking potential financing to grow the Company. During the six months ended December
31, 1999, the Company did not realize any revenues from operations. Interest income, consisting of interest earned on funds received from the private placements of the Company and the exercise of warrants, during the six month period ended December 31, 1999, amounted to US$47,028 (CDN$67,876) compared to US$5,133 (CDN$7,869) in the same period last year, an increase of US$41,895 (CDN$60,007). The increase is due to the fact that the Company had more cash on hand during this period than the equivalent period last year as a result of capital raised through private placements and the exercise of warrants.

Research and development expenses for the six month period ended December 31, 1999, net of research tax credits, were US$9,606,390 (CDN$13,864,903). Of these costs, US$9,327,008 (CDN$13,461,670) are non-cash expenses resulting from the issuance of the Company's common stock in consideration of certain services rendered by Molex under the terms of a Teaming Agreement dated May 19, 1999 between the Company and Molex for the joint development of certain products related to the Dense Wavelength Division Multiplexing market and other photonics markets. The common stock will be issued to Molex on partial exercise of a Services Common Stock Purchase Warrant for 5,800,000 common shares granted to Molex in connection with the services to be rendered under the Teaming Agreement. The warrants expire in June 2001 and are subject to Molex fulfilling its obligations under the Teaming Agreement. At December 31, 1999, based on Molex's estimate of the cost of its work under the Teaming Agreement, 709,869 common shares would be issuable to Molex at the average market price of the shares of the Company for the six-month period then ended.

The Company's research and development expenditures, other than those recorded under the Services Common Stock Purchase Warrant, net of research tax credits, were US$279,382 (CDN$403,233) during the six month period ended December 31, 1999, compared to US$8,018 (CDN$12,291) for the equivalent period in 1998, an increase of US$271,364 (CDN$390,942). During the six months ended December 31, 1998, the Company incurred no research and development expenses because it was not yet engaged in operations (only financing activities). During the six month period ended December 31, 1999, the Company had an existing operation consisting of a team of 15 employees, a facility, a teaming agreement with Molex and an expansion project underway. During this period, the Company developed a new DWDM design and adapted materials and processes accordingly.

As of December 31, 1999, the Company's research and development staff consisted of 15 employees, all of whom are located in Dorval, Quebec with most of the employees holding science, engineering or other advanced technical degrees.

General and administrative expenses (including foreign exchange and interest expenses) were US$974,130 (CDN$1,405,962) during the six months ended December 31, 1999, compared to US$184,662 (CDN$283,087) for the same period in 1998, an increase of US$789,468 (CDN$1,122,875). The increase is a result of additional salaries arising from an increased number of administrative personnel and related expenses to manage the increased activities of the Company from its expansion project.

As a result of the above, the Company's overall loss for the six month period ended December 31, 1999 amounted to US$10,533,491 (CDN$15,202,989) or US$.47
(CDN$0.68)  per  share,  compared  to  US$187,547   (CDN$287,509),   or  US$0.01
(CDN$0.02) per share for the comparable period in 1998.

Financial Condition, Liquidity and Capital Resources

For information in respect of certain risks to which the Company is subject, reference is made to the material under the caption "Risk Factors" in the Company's Registration Statement on Form 10.

At December 31, 1999, the Company had cash and cash equivalents of US$2,903,107 (CDN$4,190,055). In addition, the Company had US$1,920,348 (CDN$2,771,201) of term deposits with maturity date no later than February 18, 2000 and with no restriction in their use. At December 31, 1999, the market value approximated the carrying value.

Since June 30, 1999, the Company collected US$5,438,427 (CDN$7,849,282) from the issuance of common shares, net of share issuance expenses of US$227,305 (CDN$328,070). These funds have been partially offset by operating activities amounting to US$720,603 (CDN$1,040,046) and investments in property and equipment of US$1,086,560 (CDN$1,568,232), consisting of investments in laboratory equipment (US$891,263) (CDN$1,286,360), leasehold improvement
(US$161,932) (CDN$233,716), computer equipment and software (US$18,390) (CDN$26,543) and office equipment and fixtures (US$14,975) (CDN$21,613). Depreciation of US $132,431 (CDN$191,138) has been charged to expenses.

Subsequent Event

The Company accepted in January 2000 an offer to lease space for its future manufacturing facilities. Under the terms of the offer, annual minimum payments for a twelve year lease agreement commencing on July 1, 2000 will amount to US$246,882 (CDN$356,325) per year for the first six years and to US$292,195 (CDN$421,725) per year for the remaining period. Total payments amount to US$3,234,255 (CDN$4,668,000). The Company has made a deposit in the amount of US$519,642 (CDN$750,000) in connection with the offer. The Company estimates the necessary funding for the construction of such facility and installation of manufacturing equipment therein to be approximately US$20 million (CDN$29 million). The Company is actively investigating potential sources for such funding.

Lumenon is jointly developing its 8, 16 and 32-channel DWDM devices for use in the DWDM market pursuant to a Teaming Agreement with Molex. (See "Material Agreements Agreement with Molex" for a description of the terms of the Teaming Agreement.) The Company will initially rely on this relationship for the marketing and distribution of its jointly developed products. This reliance on Molex poses an operating risk to the Company. Termination of the Teaming Agreement could materially and adversely affect the Company's business, financial condition and the results of operations.

Year 2000

As of February 16, 2000, the Company has not experienced any difficulties or delays as a result of Year 2000.

Foreign Currency Transactions

Because the Canadian dollar is the primary currency in the economic environment in which the Company operates, the Canadian dollar is its functional currency. Accordingly, monetary amounts maintained in currencies other than the Canadian dollar (principally short-term investments) are provided, in the financial statements of the Company, for convenience of reference only and are based on the closing exchange rate at September 30, 1998, December 31, 1998, June 30, 1999, September 30, 1999 and December 31, 1999, which were CDN $1.526, CDN$1.533, CDN$1.472, CDN$1.467 and CDN$1.4433 per US dollar, respectively. The rate stated is from the Bank of Canada for each respective date.

The effects of foreign currency remeasurement are reported in current operations and have been immaterial to date.

PART II.  OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds

The Registrant  hereby  incorporates by reference the  information  contained in
Item 10. Recent Sales of Unregistered Securities. of its Registration Statement on Form 10, insofar as such information relates to the period for which this report is filed.

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:
             27.1 Financial Data Schedule - December 31, 1999

             Reports on Form 8-K:

             The Registrant did not file any Current Report on Form 8-K during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LUMENON INNOVATIVE LIGHTWAVE
                                   TECHNOLOGY, INC.


                                   By: /s/ Iraj Najafi
                                       ----------------------------------------
                                       Iraj Najafi
                                       President and Chief Executive Officer


                                   By: /s/ Vincent Belanger
                                       ----------------------------------------
                                       Vincent Belanger
                                       Chief Financial Officer (Principal
                                       Financial Officer and Chief Accounting
                                       Officer)



Dated: February 17, 2000