Form 10-Q
period 2000-03-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2000-05-15
CIK 1098432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:      March 31, 2000
                               ------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from____________________ to __________________________

Commission File Number:       0-27977
                              --------------------------------------------------

                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                         98-0213257
           --------                         ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

4975 Levy Street, Ville Saint-Laurent (QC) Canada        H4R 2N9
-------------------------------------------------        -------
(Address of Principal Executive Offices)                (Zip Code)

                                 (514) 331-2261
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                  9060 Ryan Avenue, Dorval (QC) Canada H9P 2M8
                  --------------------------------------------
                  (Former Address, if Changed From Last Report)

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(X) Yes ( ) No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 30,364,521 shares of Common Stock, $.001 par value, as of May 12, 2000.

         LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC. and SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                        Page No.

PART I.    FINANCIAL INFORMATION


Item 1.    Financial Statements                                                3

           Consolidated Balance Sheets as of March 31, 2000 (unaudited)        5
           and June 30, 1999

           Consolidated Statements of Operations (unaudited) for               6
           the three months ended March 31, 2000 and 1999 and the nine months ended March 31, 2000 and 1999 and the period from inception (March 2, 1998) to March 31, 2000

           Consolidated Statements of Cash Flows (unaudited) for               7
           the three months ended March 31, 2000 and 1999, the nine months ended March 31, 2000 and 1999 and the period from inception (March 2, 1998) to March 31, 2000

           Notes to Consolidated Financial Statements (unaudited)              8

Item 2.    Management's Discussion and Analysis                               13
           of Financial Condition and Results of
           Operations

PART II.   OTHER INFORMATION                                                  16

Item 2     Change in Securities and Use of Proceeds                           16

Item 6.    Exhibits and Reports on Form 8-K                                   17

Signatures                                                                    18

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       Consolidated Financial Statements of
                       (Unaudited)


                       LUMENON INNOVATIVE
                       LIGHTWAVE TECHNOLOGY, INC.
                       (a Development Stage Enterprise)


                       Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Financial Statements
(Unaudited)


Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000


Financial Statements

      Consolidated Balance Sheets.............................................6

      Consolidated Statements of Operations...................................7

      Consolidated Statements of Cash Flows...................................8

      Notes to Consolidated Financial Statements..............................9

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                            March 31,                    March 31,                June 30,
                                                                 2000                         2000                    1999
--------------------------------------------------------------------------------------------------------------------------
                                                                (US$)                       (CAN$)                  (CAN$)
                                                             (note 8)
Assets

Current assets:
      Cash and cash equivalents                        $    1,279,966               $    1,855,183          $    1,722,871
      Term deposits                                         4,231,044                    6,132,475                      -
      Interest and sales tax receivable                       315,715                      457,598                 237,539
      Research tax credits receivable                         109,078                      158,097                  34,218
      Prepaid expenses                                         34,856                       50,520                  49,956
--------------------------------------------------------------------------------------------------------------------------
                                                            5,970,659                    8,653,873               2,044,584

Deposits                                                      870,743                    1,262,055                      -

Property and equipment                                      2,136,000                    3,095,918               1,492,495

Other assets                                                    9,051                       13,119                  10,001

--------------------------------------------------------------------------------------------------------------------------
                                                       $    8,986,453               $   13,024,965          $    3,547,080
--------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                 $      787,370               $    1,141,216          $      523,550
      Accrued liabilities                                     107,965                      156,484                 180,312
      Obligation under capital lease                           86,932                      125,999                       -
      Convertible promissory notes                                 -                            -                  298,720
--------------------------------------------------------------------------------------------------------------------------
                                                              982,267                    1,423,699               1,002,582

Obligation under capital lease                                 47,952                       69,501                      -

Stockholders' equity:
      Share capital                                            33,209                       48,133                  30,330
      Additional paid-in capital                          127,894,494                  185,370,279               3,404,408
      Deposit on subscription of shares                            -                            -                  146,820
      Accumulated deficit                                (119,971,469)                (173,886,647)             (1,037,060)
--------------------------------------------------------------------------------------------------------------------------
                                                            7,956,234                   11,531,765               2,544,498

--------------------------------------------------------------------------------------------------------------------------
                                                       $    8,986,453               $   13,024,965          $    3,547,080
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                              Three months    Three months    Three months  Nine months   Nine months           From
                                                     ended           ended           ended        ended         ended   inception to
                                                 March 31,       March 31,       March 31,    March 31,     March 31,      March 31,
                                                      2000            2000            1999         2000          1999           2000
------------------------------------------------------------------------------------------------------------------------------------
                                                     (US$)          (CAN$)       (CAN$)         (CAN$)         (CAN$)         (CAN$)
                                                  (note 8)

Revenues - interest                             $  89,968      $  130,400     $  1,370     $  198,276      $  9,239      $  207,317

Expenses:
      Research and development net of
         research tax credits                 107,942,080     156,451,251       70,468   170,316,154         82,759    170,490,815
      General and administrative expenses         878,139       1,272,774       95,553     2,640,971        385,988      3,500,864
      Loss on foreign exchange                     23,688          34,334        9,787        56,991          2,439         68,489
      Interest expense                             12,860          18,639           -         33,747             -          33,796
----------------------------------------------------------------------------------------------------------------------------------
                                              108,856,767     157,776,998      175,808   173,047,863        471,186    174,093,964
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                     $108,766,799    $157,646,598     $174,438  $172,849,587      $ 461,947   $173,886,647
----------------------------------------------------------------------------------------------------------------------------------

Net loss per share                           $       4.17    $       6.04     $   0.01  $       7.32      $    0.03
----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares outstanding  26,100,742      26,100,742   16,455,000    23,600,294     16,100,255
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                       Three months      Three months       Three months
                                                              ended             ended              ended
                                                          March 31,         March 31,          March 31,
                                                               2000              2000               1999
---------------------------------------------------------------------------------------------------------
                                                              (US$)           (CAN$)            (CAN$)
                                                           (note 8)
Cash flows from:

Operating activities:
    Net loss                                           $(108,766,799)    $(157,646,598)     $(174,438)
    Adjustment for items not involving cash:
        Compensation cost                                         -                 -              -
        Shares issuable for services                     107,527,160       155,849,866             -
        Depreciation                                          83,330           120,778             -
    Change in operating assets and liabilities:
        Interest and sales tax receivable                   (147,033)         (213,110)        18,661
        Research tax credits receivable                           -                 -         (12,343)
        Prepaid expenses                                     (21,478)          (31,130)        (8,123)
        Accounts payable and accrued liabilities             (64,516)          (93,509)          (808)
---------------------------------------------------------------------------------------------------------
                                                          (1,389,336)       (2,013,703)      (177,051)
Financing activities:
    Proceeds from issuance of common shares                3,060,684         4,436,155             -
    Cash from the acquisition of a subsidiary                     -                 -              -
    Share issue expenses                                     (40,595)          (58,839)       (60,258)
    Principal repayments of capital lease obligation          (6,611)           (9,582)            -
    Proceeds from issuance of convertible
      promissory notes                                            -                 -              -
---------------------------------------------------------------------------------------------------------
                                                           3,013,478         4,367,734        (60,258)
Investing activities:
    Additions to property and equipment                     (300,404)         (435,405)      (227,095)
    Deposits                                                (615,237)         (891,725)            -
    Additions to other assets                                   (344)             (499)        (9,757)
    Purchase of term deposits                             (6,471,317)       (9,379,527)            -
    Disposal of term deposits                              4,152,237         6,018,253             -
---------------------------------------------------------------------------------------------------------
                                                          (3,235,065)       (4,688,903)      (236,852)

---------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          (1,610,923)       (2,334,872)      (474,161)

Cash and cash equivalents, beginning of period             2,890,889         4,190,055        529,670

---------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $ 1,279,966        $1,855,183       $ 55,509

=========================================================================================================

                                       7-A


------------------------------------------------------------------------------------------------------------
                                                         Nine months      Nine months                 From
                                                               ended            ended         inception to
                                                           March 31,        March 31,            March 31,
                                                                2000             1999                 2000
------------------------------------------------------------------------------------------------------------
                                                            (CAN$)              (CAN$)              (CAN$)

Cash flows from:

Operating activities:
    Net loss                                           $(172,849,587)    $    (461,947)     $  (173,886,647)
    Adjustment for items not involving cash:
        Compensation cost                                         -                 -               241,058
        Shares issuable for services                     169,311,536                -           169,311,536
        Depreciation                                         311,916                -               311,916
    Change in operating assets and liabilities:
        Interest and sales tax receivable                   (220,059)           (2,432)            (457,598)
        Research tax credits receivable                     (123,879)          (14,492)            (158,097)
        Prepaid expenses                                        (564)           (8,123)             (50,520)
        Accounts payable and accrued liabilities             516,888           118,541            1,220,750
------------------------------------------------------------------------------------------------------------
                                                          (3,053,749)         (368,453)          (3,467,602)
Financing activities:
    Proceeds from issuance of common shares               12,613,507               372           15,524,996
    Cash from the acquisition of a subsidiary                     -            814,322              814,322
    Share issue expenses                                    (386,909)         (153,637)            (772,220)
    Principal repayments of capital lease obligation          (9,582)               -                (9,582)
    Proceeds from issuance of convertible
      promissory notes                                            -                 -               298,720
------------------------------------------------------------------------------------------------------------
                                                          12,217,016           661,057           15,856,236
Investing activities:
    Additions to property and equipment                   (1,633,307)         (227,095)          (3,125,802)
    Deposits                                              (1,262,055)               -            (1,262,055)
    Additions to other assets                                 (3,118)          (10,000)             (13,119)
    Purchase of term deposits                            (12,933,812)               -           (12,933,812)
    Disposal of term deposits                              6,801,337                -             6,801,337
------------------------------------------------------------------------------------------------------------
                                                          (9,030,955)         (237,095)         (10,533,451)

------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             132,312            55,509            1,855,183

Cash and cash equivalents, beginning of period             1,722,871                -                    -

------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                 $ 1,855,183          $ 55,509          $ 1,855,183

============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

                                       7-B

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000 (in Canadian dollars)

--------------------------------------------------------------------------------

      In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at March 31, 2000 and June 30, 1999, the results of its operations and its cash flows for the three-month and nine-month periods ended March 31, 2000 and 1999 and for the period from inception to March 31, 2000.

      While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 1999.


1.    Organization and business activities:

      Lumenon   Innovative   Lightwave   Technology,   Inc.   ("Lumenon"),   was
      incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc.

      In July 1998, under an acquisition plan, Lumenon acquired LILT Canada Inc. ("LILT"), a Canadian corporation, by issuing 12,200,000 common shares to the shareholders of LILT, which resulted in the change in control of Lumenon. Accordingly, LILT has been determined the acquiring corporation and these consolidated financial statements present the results of operations and cash flows of LILT since its inception, March 2, 1998.

      Under the plan mentioned above, Lumenon issued 4,000,000 common shares to acquire Dequet Capital, Inc., a Nevada corporation. Dequet Capital, Inc.'s only asset was cash in the amount of $814,322 (US$540,000). This company was subsequently dissolved.

      The Corporation's principal business activity is to design, develop and build integrated optics devices in the form of compact hybrid glass circuits on silicon chips.

      The Corporation is subject to a number of risks, including successful development and marketing of its technology and attracting and retaining key personnel. In order to achieve its business plan, the Corporation anticipates the need to raise additional capital.


2.    Property and equipment:

       During the nine-month period ended March 31, 2000, the Corporation purchased property and equipment totaling $1,915,337 (US$1,321,499), of which $282,030 (US$194,583) were acquired through capital leases.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000 (in Canadian dollars)

--------------------------------------------------------------------------------

3.    The Molex agreements:

      (a)   Under the terms of a Stock Purchase Agreement:

            Molex Incorporated (Molex), a Delaware corporation, agreed to purchase from Lumenon 3,000,000 common shares at $0.72 (US$0.50) per share in two transactions. The first closing was held in June 1999 for 1,500,000 common shares and the second closing, which was subject to Lumenon proving out its technology and its ability to manufacture and deliver certain devices, took place in March 2000 for an additional 1,500,000 common shares.

            Lumenon granted to Molex a Services Common Stock Purchase Warrant to receive 5,800,000 common shares. The warrant expires in June 2001 and is subject to Molex fulfilling its obligations pursuant to a Teaming Agreement. Value of the shares issued will be recorded as Molex fulfills such obligations (see (c) below).

            Lumenon granted to Molex a Cash Common Stock Purchase Warrant to purchase 1,666,667 common shares at a price of $1.30 (US$0.90) per share. The warrant was exercised in November 1999.

      (b)   Under the terms of a Stock Restriction Agreement:

            No primary stockholders can sell any share to competitors of Molex without Molex's prior consent. The agreement includes a right of first refusal and preemptive rights except that Lumenon can issue 6,000,000 units (one common share and a warrant for the purchase of one common share at a price not less than $1.30 (US$0.90) per share) at a price not less than $0.72 (US$0.50) per unit to raise capital within 24 months from the date of the agreement, being June 21, 1999.

            Certain rights or restrictions might be terminated upon completion of a Public Sale, a Public Offering as defined in the agreement.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000 (in Canadian dollars)

--------------------------------------------------------------------------------

3.    The Molex agreements (continued):

      (c) Under the terms of a Teaming Agreement:

            Lumenon and Molex agreed to jointly develop certain products related to the Dense Wavelength Division Multiplexing market and other photonics markets. Under the terms of the agreement, Molex is committed to purchase the entire production of Lumenon for the first twelve months with a maximum number of units per month. After the twelve-month period, Molex will have the option to purchase all production of Lumenon at fair market value. Under certain circumstances, Molex may have the right to manufacture all components of the devices in return for a royalty as defined in the agreement. For the nine-month period ended March 31, 2000, an amount of $169,311,536 (US$116,814,914) was recorded under research and development expenses.


4.    Share capital:

---------------------------------------------------------------------------------------------
                                                                March 31,            June 30,
                                                                     2000                1999
---------------------------------------------------------------------------------------------
      Authorized:
            1,000,000 preferred shares, par value
               of US$0.001 per share
            100,000,000 common shares, par value
               of US$0.001 per share

      Issued and outstanding:
            30,481,321 common shares
               (June 30, 1999 - 20,215,000)                    $   48,133         $   30,330
---------------------------------------------------------------------------------------------

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000 (in Canadian dollars)

--------------------------------------------------------------------------------

4.    Share capital (continued):

      (a)   Issue of shares:

            During the three-month period ended March 31, 2000, the Corporation concluded the following share capital transactions:

            (i) 1,586,022 common shares were issued for cash consideration of $4,006,525 (US$2,750,000) with 43,011 warrants to be exercised at $43.48 (US$30.00) per share before December 7, 2000;

            (ii) 295,000 common shares were issued upon exercise of options for cash consideration of $429,630 (US$295,000);

            (iii) stockholders'  equity was adjusted to reflect 3,425,280 common shares issuable for services received from Molex in the amount of $155,849,866 (US$107,527,160); the transaction was accounted for by using the average market price of the shares of the Corporation for the three-month period then ended;

      (b) Stock option plan:

          Under the Corporation's stock option incentive plan, 100,000 options were granted for the purchase of 100,000 common shares at a price of $40.58 (US$28.00) per share.

          At March 31, 2000, 700,000 outstanding options are exercisable and 1,657,500 outstanding options vest over a period of two to five years.

      (c) Warrants:

          The following warrants are outstanding at March 31, 2000:

--------------------------------------------------------------------------------
            Warrants                  Expiry date       Exercise price per share
--------------------------------------------------------------------------------

             1,210,000                August 2000           $  1.30 (US$0.90)
               282,000             September 2000              8.70 (US$6.00)
                21,500             September 2000             13.04 (US$9.00)
                10,700             September 2000              8.70 (US$6.00)
                10,000               October 2000             14.49 (US$10.00)
                43,011              December 2000             33.34 (US$23.00)
               960,000                  June 2001              2.17 (US$1.50)
               500,000                August 2001              1.30 (US$0.90)
             1,664,851                August 2001                          *
               400,000               October 2001              1.30 (US$0.90)
                30,000               October 2001              1.30 (US$0.90)

-----------------------------------------------------------------------------
             5,132,062
-----------------------------------------------------------------------------

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month and nine-month periods ended March 31, 2000 and 1999 and period from inception (March 2, 1998) to March 31, 2000 (in Canadian dollars)

--------------------------------------------------------------------------------

4.    Share capital (continued):

      (c)   Warrants (continued):

            * As per the Services Common Stock Purchase Warrant granted to Molex. Exercise price to be fair value of the shares when the services are received.


5.    Commitments:

      (a)   The Corporation is committed to purchase  equipment in the amount of
            $1,805,000   (US$1,245,000)  for  which  $512,055  (US$353,287)  was
            disbursed as of March 31, 2000 and recorded under deposits.

            (b) In January 2000, the Corporation signed an offer to lease new premises, commencing in July 2000 and expiring in June 2012. Minimum annual rental payments amount to $356,000 (US$246,000) per year for the first six years and to $422,000 (US$291,000) per year for the last six years for an aggregate amount of $4,668,000 (US$3,222,000). Operating costs are estimated to be $137,000 (US$94,000) per year.

            The Corporation has provided a deposit of $750,000 (US$517,456) to secure this agreement, of which $75,000 (US$51,745) is refundable per year.


6.    Subsequent events:

            (a) In April 2000, the Corporation accepted an investment proposal from a third party of $20,291,600 (US$14,000,000) in the form of convertible debentures. The proposal is subject to certain conditions being met before closing which is expected to be in May 2000.

            (b) In April 2000, the Corporation granted under its stock option incentive plan 502,500 options to certain employees for the purchase of 502,500 common shares at prices varying from $29 (US$20) to $36 (US$25).


7.     Functional currency and convenience translation:

       The functional currency of the Corporation is the Canadian dollar.

            US dollar amounts presented on the balance sheet, statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at March 31, 2000, which was $1.4494 Canadian dollar per US dollar.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company is a Development Stage Enterprise, which has not, during the three months ending March 31, 2000, realized any revenues from operations. Interest income, consisting of interest on cash and term deposits, earned during the three-month period ending March 31, 2000 amounted to US$89,968 (CDN$130,400) compared to US$901 (CDN$1,370) for the three-month period ending March 31, 1999, an increase of US$89,067 (CDN$ 129,030). The increase is due to the fact that the Company had more cash on hand during this quarter than the same quarter last year as a result of capital raised through private investments and the exercise of warrants and options.

Research and development expenses for the three-month period ending March 31, 2000, net of research tax credits, were US$107,942,080 (CDN$156,451,251). Of these costs, US$107,527,160 (CDN$155,849,866) are non-cash expenses resulting from the issuance of the Company's common stock in consideration of certain services rendered by Molex Incorporated ("Molex") under the terms of a Teaming Agreement dated May 19, 1999 between the Company and Molex for the joint development of certain products related to the Dense Wavelength Division Multiplexing ("DWDM") market and other photonics markets. The common stock will be issued to Molex on partial exercise of a Services Common Stock Purchase Warrant for 5,800,000 common shares granted to Molex in connection with the services to be rendered under the Teaming Agreement. The warrants expire in June 2001 and are subject to Molex fulfilling its obligations under the Teaming Agreement. During the quarter ended March 31, 2000, based on Molex's estimate of the cost of its work under the Teaming Agreement, 3,425,280 common shares are issuable to Molex at the average monthly market price of the Company's shares during which the services were rendered.

The Company's research and development expenditures, other than those recorded under the Services Common Stock Purchase Warrant, net of research tax credits, were US$414,920 (CDN$601,385) during the three-month period ending March 31, 2000, compared to US$46,330 (CDN$70,468) for the three-month period ending March 31, 1999, an increase of US$368,590 (CDN$530,917). During the comparable period in 1999, the Company incurred little research and development expenses because it was not yet engaged in full operations (almost exclusively financing activities). At March 31, 2000, the Company had an existing operation consisting of a research and development staff of 24 employees, a facility, a Teaming Agreement with Molex and an expansion project underway. During this period, Lumenon designed new DWDMs products and Wide Wavelength Division Multiplexing ("WWDM") products, developed materials and processes and produced prototype devices.

General and administrative expenses (including foreign exchange and interest expenses) were US$914,687 (CDN$1,325,747) during the three-month period ending March 31, 2000, compared to US$69,257 (CDN$105,340) for the three-month period ending March 31, 1999, an increase of

US$845,430 (CDN$1,220,407). The charges for this period consist mainly of salaries as a result of the increased number of administrative personnel and related expenses to manage the increased activities of the Company from its expansion project and implementing such expansion project. As a result of the above, the Company's overall loss for the three-month period ending March 31, 2000 amounted to US$108,766,799 (CDN$157,646,598) or US$4.17 (CDN$6.04) per
share, compared to US$114,686 (CDN$174,438), or US$0.0070 (CDN$0.0106) per share for the comparable period in 1999.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999

The Company is a Development Stage Enterprise, which has not, during the nine months ending March 31, 2000, realized any revenues from operations. Interest income, consisting of interest on cash and term deposits, during the nine month period ended March 31, 2000, amounted to US$136,799 (CDN$198,276) compared to US$6,374 (CDN$9,239) in the same period last year, an increase of US$130,425 (CDN$189,037). The increase is due to the fact that the Company had more cash on hand during this period than the equivalent period the year before as a result of capital raised through private investments and the exercise of warrants and options.

Research and development expenses for the nine month period ended March 31, 2000, net of research tax credits, were US$117,508,041 (CDN$170,316,154). Of these costs, US$116,814,914 (CDN$169,311,536) are non-cash expenses resulting from the issuance of the Company's common stock in consideration of certain services rendered by Molex under the terms of a Teaming Agreement dated May 19, 1999 between the Company and Molex for the joint development of certain products related to the DWDM market and other photonics markets. The common stock will be issued to Molex on partial exercise of a Services Common Stock Purchase Warrant for 5,800,000 common shares granted to Molex in connection with the services to be rendered under the Teaming Agreement. The warrants expire in June 2001 and are subject to Molex fulfilling its obligations under the Teaming Agreement. During the nine month period ended March 31, 2000, based on Molex's estimate of the cost of its work under the Teaming Agreement, 709,852 common shares have been issued and 3,425,280 shares are issuable to Molex at the average monthly market price of the shares of the Company during which the services were rendered.

The Company's research and development expenditures, other than those recorded under the Services Common Stock Purchase Warrant, net of research tax credits, were US$693,127 (CDN$1,004,618) during the nine month period ended March 31, 2000, compared to US$57,099 (CDN$82,759) for the equivalent period in 1999, an increase of US$636,028 (CDN$921,859). The low level of research and development expenses incurred during the nine months ended March 31, 1999 is due to the fact that, as of March 31, 1999, the Company was barely starting its activities with a few employees. During the nine month period ended March 31, 2000, the Company developed a new DWDM design and adapted materials and processes accordingly, designed DWDMs and WWDMs, developed materials and processes and produced prototype devices.

As of March 31, 2000, the Company's research and development staff consisted of 24 employees, all of whom are located in Dorval, Quebec with most of the employees holding science, engineering or other advanced technical degrees.

General and administrative expenses (including foreign exchange and interest expenses) were US$1,884,717 (CDN$2,731,709) during the nine months ended March 31, 2000, compared to US$267,992 (CDN$388,427) for the same period in 1999, an increase of US$1,616,725 (CDN$2,343,282). The increase is a result of additional salaries arising from an increased number of administrative personnel and related expenses to manage the increased activities of the Company from its expansion project.

As a result of the above, the Company's overall loss for the nine month period ended March 31, 2000 amounted to US$119,255,959 (CDN$172,849,587) or US$5.05
(CDN$7.32)  per  share,  compared  to  US$318,716   (CDN$461,947),   or  US$0.02
(CDN$0.03) per share for the comparable period in 1999.

Financial Condition, Liquidity and Capital Resources

For information in respect of certain risks to which the Company is subject, reference is made to the material under the caption "Risk Factors" in the Company's Registration Statement on Form 10. During this period, Lumenon cleared its Form-10 with the U.S. Securities and Exchange Commission and on or about April 10, 2000 began trading its common stock on NASDAQ National Market.

At March 31, 2000, the Company had cash and cash equivalents of US$1,279,966 (CDN$1,855,183). In addition, the Company had US$4,231,044 (CDN$6,132,475) in term deposits with maturity dates no later than April 20, 2000 and with no restriction in their use. At March 31, 2000, the market value approximated the carrying value.

Since June 30, 1999, the Company collected US$8,435,627 (CDN$12,226,598) from the issuance of common shares, net of share issuance expenses of US$266,944 (CDN$386,909). These funds have been partially offset by operating activities amounting to US$2,106,906 (CDN$3,053,749) and investments in property and equipment of US$1,321,470 (CDN$1,915,337), consisting of investments in laboratory equipment (US$1,054,189) (CDN$1,527,943), leasehold improvement
(US$138,121) (CDN$200,192), computer equipment and software (US$90,633) (CDN$131,363) and office equipment and fixtures (US$38,527) (CDN$55,841). Depreciation of US$215,204 (CDN$311,916) has been charged to expenses. Finally, the Company paid deposits on lease agreement and equipment ordered totaling US$870,743 (CDN$1,262,055).

Subsequent Event

In April 2000, the Corporation accepted an investment proposal from a third party of US$14,000,000 (CDN$20,291,600) in the form of convertible debentures. The proposal is subject to certain conditions being met before closing which is expected to be in June 2000. Additionally, in April 2000, the Corporation granted under its stock option incentive plan 502,500 options to certain employees for the purchase of 502,500 common shares at price varying from US$20 (CDN$29) to US$25 (CDN$36).

Year 2000

As of May 12, 2000, the Company has not experienced any difficulties or delays as a result of Year 2000.

Foreign Currency Transactions

Because the Canadian dollar is the primary currency in the economic environment in which the Company operates, the Canadian dollar is its functional currency. Accordingly, monetary amounts maintained in currencies other than the Canadian dollar are provided, in the financial statements of the Company, for convenience of reference only and are based on the closing exchange rate at March 31, 2000 which was $1.4494 Canadian dollar per US dollar. The rate stated is from the Bank of Canada.

The effects of foreign currency remeasurement are reported in current operations and have been immaterial to date.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds

In January 2000, the Company issued 86,022 units, consisting of one share of Common Stock and a warrant for the purchase of one half of an additional share (43,011 shares) at a price per share of $30.00 (CAN$43.48) before December 7, 2000, for cash consideration in the aggregate amount of $2,000,012 or $23.25 (CAN$34.11) per unit. The securities were offered and sold in reliance on the exemption provided in Section 4(2) of the Securities Act and solely to an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act. All such securities are deemed to be restricted securities and are appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transaction. The proceeds hereof were used to fund current activities and expenses associated with the expansion project.

In March 2000, the Company issued 1,500,000 shares of Common Stock to Molex for cash consideration in the amount of $750,000 as part of the scheduled second closing under the terms of the Stock Purchase Agreement by and between the Company and Molex dated June 21, 1999. The securities were offered and sold in reliance on the exemption provided in Section 4(2) of the Securities Act and solely to an accredited investor, Molex, within the meaning of Rule 501 of Regulation D under the Securities Act. No underwriter was involved in such transaction. The proceeds hereof are being used to fund current activities and expenses associated with the expansion project.

of the Securities Act and solely to accredited investors within the meaning of Rule 501 of Regulation D under the Securities Act. All such securities are deemed to be restricted securities and are appropriately legended and restricted as to subsequent transfer. The proceeds were used for...

Item 6.   Exhibits and Reports on Form 8-K

Exhibits:
             27.1 Financial Data Schedule - March 31, 2000

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



Dated: May 12, 2000