Form 10-K
period 2000-06-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2000-09-08
CIK 1098432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended June 30, 2000

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27977

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------

             Delaware                                  98-0213257
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)
--------------------------------------------------------------------------------

                            8851 Trans-Canada Highway
                                Ville St.-Laurent
                             Quebec, Canada H4S 1Z6
              (Address and zip code of principal executive offices)

                                  514-331-3738
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                          -----------------------------
                                (Title of Class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  [X]  No  [  ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            As of August 31, 2000, the aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant was US$335,200,412 which value, solely for the purposes of this calculation excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the Registrant that all such individuals are, in fact, affiliates of the Registrant.

            The number of shares of the Registrant's Common Stock issued and outstanding as of August 31, 2000 was 34,752,039.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                     PART I                             Page No.
                                                                        --------

Item 1.     Business..........................................................3

Item 2.     Properties.......................................................28

Item 3.     Legal Proceedings................................................28

Item 4.     Submission of Matters to a Vote of Security Holders..............29

                                     PART II

Item 5.     Market for Registrant's Common Stock and Related Security
            Holder Matters...................................................29

Item 6.     Selected Financial Data..........................................31

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................32

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......35


Item 8.     Financial Statements and Supplementary Data......................35

Item 9.     Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure..............................35

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant...............36

Item 11.    Executive Compensation...........................................38

Item 12.    Security Ownership of Certain Beneficial Owners and Management...41

Item 13.    Certain Relationships and Related Transactions...................42

                               PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K.........................................................44

Signatures..................................................................F-1

                                     PART I


ITEM 1.                 BUSINESS


Overview

            Lumenon Innovative Lightwave Technology, Inc. ("Lumenon" or the "Company") is a development stage company that designs and develops products related to the Dense Wavelength Division Multiplexing ("DWDM") market and other optical (photonic) segments of the global telecommunications and data communications optical networking markets. DWDM is a technology that permits the transmission of multiple sources of information and data simultaneously over a single optic fiber. DWDM allows network operators to remove an entire class of equipment in their emerging, high-capacity, data-backbone networks. Lumenon is developing and manufacturing devices for use in the DWDM market pursuant to a teaming agreement (the "Teaming Agreement") with Molex Incorporated ("Molex"). (See "Material Agreements - Agreements with Molex" for a description of the terms of the Teaming Agreement.)

            Lumenon's plan of operations for fiscal year 2001 is focused on finalizing the development of its 8, 16 and 32 channel DWDM devices and bringing them to market by year-end. Over the next twelve months, product development will focus on four aspects:

            (i) defining processing sequences and conditions (wafer coating, photolithography, etc.) for DWDM devices;

            (ii) implementing automation equipment for manufacturing of these devices in our new manufacturing facility;

            (iii) establishing quality control criteria for the Company's processes and operations; and

            (iv) upgrading its on-site DWDM packaging and fiber pigtailing capability for the Company optical chips.

            The Company plans to (i) finalize the construction of the clean room in its new manufacturing facility, with the capacity of producing up to 500 devices per day in 2001 and up to 1,000 units per day in 2002, (ii) increase its work force to approximately 175 persons to fully staff this facility, and (iii) launch marketing activities for its DWDM products. See "--Manufacturing" and
Item 2. "Properties," for information in respect of the new manufacturing facility. For more detailed description of the Company's future plans and its products, see the "--Plan of Operations," "Business Strategy" and "Technology and Products" sections of this Item 1. As a development stage company, to date, Lumenon has not generated product revenues and does not anticipate generating product revenues until 2001. It is subject to numerous risks, including risks associated with product development, growth, manufacturing and competition. See "Risk Factors" regarding the risks the Company will face in its growth and in the manufacture and marketing of its products.

            Service providers like AT&T and MCI WorldCom are creating fiber optic networks to transmit large quantities of data and information at high speeds to accommodate the demand for applications such as the Internet, e-mail, and electronic commerce. Such service providers desire to increase the capacity of their networks to carry and deliver more information at high speeds without the additional costs of having to install new fiber optic cable. DWDM products allow providers to greatly increase their information carrying capacity on existing fiber at significantly lower cost. Existing DWDM products use the following technologies: thin film filters ("Thin Filters"), fiber Bragg gratings ("Bragg Gratings") or array waveguides ("AWG"). DWDM is a technology that allows multiple wavelengths of light (the information carrier) to be transported on a single fiber optical strand, increasing the carrying capacity of optical fiber and transmitting information at the speed of light. The multiplexing component of the DWDM allows different wavelengths of light (that is, different colors or channels of information) to be added to the optical fiber, which means more (dense) channels or communication pathways are added to existing optical fiber for simultaneous transport. To date, the solution to resolve capacity constraint has been to add or lay additional fiber in the ground or to use one of three kinds of DWDM devices presently available. The devices can be circuits that have been etched into chips (AWG), Thin Filters or Bragg Gratings. See "Business Strategy, -- Establish Technology Leadership" for a detailed description of the three principal competing DWDM technologies. The use of DWDM technologies to add capacity is significantly less costly than that of the installation in the ground of new fiber, which installation method includes costs associated with construction, purchases of rights of way, work and regulatory permits and weather delays.

            Lumenon makes DWDM products in the form of an AWG "optical chip" on silicon through a patented sol-gel manufacturing process. Lumenon acquired its rights to the sol-gel process under a license agreement with Ecole Polytechnique and McGill University. (See "Material Agreements - Agreement with Polyvalor and McGill University" for a description of the terms of such agreement.) To the knowledge of the Company, there are no other manufacturers of DWDM products on silicon using a sol-gel manufacturing process. Lumenon has chosen an optical chip form for its product development because it believes that its licensed process will allow it to provide high volume and high quality DWDM devices. These devices will address market demand that cannot be fully served by other devices manufactured with competing technologies. The bases for the Company's belief are: (i) lower capital investment in equipment for the sol-gel process, because there is no need for vacuum thin film deposition and vacuum coating technology; (ii) less manual labor (piece-work assembly) is required to make the AWG chip; (iii) fewer steps are required in the optical chip manufacturing process, which reduces the likelihood of manufacturing defects; and (iv) as the optical chip's channel count grows, the chip's cost does not increase proportionally. (See "Business Strategy" and "Technology and Products" sections of this Item 1. for a description of the Company's products and its strategy for such products.)

            Lumenon has focused on developing and producing DWDM devices and products because DWDM technology offers a bandwidth solution to a potentially large market, the telecommunications market. The telecommunications market includes long distance, metropolitan, and access. Bandwidth or information carrying capacity is critical in each segment. DWDM is in a nascent stage for the metropolitan and access markets.

            The functional currency of the Company is the Canadian dollar. All amounts presented in Canadian currency herein are identified as such. Other amounts are expressed in United States dollar.


Industry Background

            Survey data on the size of the global and North American DWDM markets vary from source to source. What is common to all surveys is the fact that the DWDM market is large and growing at a compound annual growth rate of approximately 50%. The U.S. market for DWDM systems in 1995 stood at approximately US$50 million. According to Laser Focus World, the North American DWDM market reached US$1.3 billion and the global market for DWDM systems grew to US$2.2 billion in 1998. Communications Industry Researchers, Inc., an industry authority, reports that DWDM and related optical technologies will grow to a market of US$7.6 billion by 2003. Manufacturers of DWDM systems that use DWDM devices include Lucent Technologies, Inc., Ciena Corp., Alcatel, Cisco, Nortel Networks Corp., NEC and Fujitsu. Several of these systems manufacturers (Lucent, Ciena, Alcatel, and NEC) also manufacture DWDM products. Other DWDM component suppliers include, but are not limited to, JDS-Uniphase Corp., Gould, Instruments SA, Corning OCA, Ditech Communications Corp., DiCon, Sumitomo, and Bosch. Large companies like AT&T Corp. and MCI WorldCom Inc. are part of the DWDM market. AT&T has used equipment supplied by Lucent Technologies, while MCI has used DWDM equipment supplied by Hitachi Ltd. and Nortel.

Unprecedented Growth of Information Traffic

            The telecommunications industry has experienced the shift in traffic from voice to data-dominated. Computers increasingly process and send more information across networks with greater speed and in greater quantity than the quantity for which voice-centered networks were designed. New data-handling protocols have been introduced to handle data more efficiently. New data communications equipment has been designed and created to route and switch data transmission at very high speeds.

            The  popularity and increased  usage of the Internet,  new users and applications are putting pressure on the existing network capacity and performance of service providers. Service providers are continually in need of network improvements and increases in their available bandwidth in order to stay competitive. They are looking for ways to optimize their investment in their existing network and a low cost solution to increase capacity. Optical fiber networks are widely deployed by telecommunications service providers for domestic and international carriage. Recent increases in information traffic, growing competition and increased demand for reliability at lower cost have required carriers to enhance the service they provide. Part of the solution has been the deployment of DWDM systems.

            The flow of traffic has also increased by the growing capacity and processing speed of data communications equipment, like Asynchronous Transfer Mode (ATM) switches and Internet Protocol (IP) routers and the development of high bandwidth network access technologies, such as cable modems, hybrid fiber coaxial architectures and digital subscriber lines. According to Ryan, Hankin & Kent, a leading market researcher, Internet traffic will increase from 350,000 tera bytes per month at the end of 1999 to over 15 million tera bytes per month in 2003.

Competition

            Widespread telecommunications industry deregulation in the United States has resulted in increased competition among service providers. Some industry analysts believe this has increased the need for greater bandwidth capacity on networks. As carriers seek to differentiate themselves from competitors, they have emphasized high capacity technology to sell their services.


Reliability

            Consumers and generators of information are becoming more dependent on network reliability. End-users are less and less tolerant of service interruptions. Network carriers have responded by introducing fiber optic networks that can overcome cable cuts or other equipment failure between two points. These networks frequently utilize a "ring architecture" in which routes are linked in a ring configuration, permitting rerouting of traffic along the reverse path of the ring in the event of a service interruption occasioned by a fiber optic cable cut or other equipment failure. Ring architectures require twice the fiber capacity of non-ring systems. These system designs therefore place greater bandwidth demand on existing fiber networks.


Other capacity drivers

            Other capacity drivers on fiber optic networks include technologies such as digital subscriber lines (DSL). DSL promises higher access speeds to residences and businesses. With potential speeds in excess of a megabit, this will continue to impose additional strain (demand for bandwidth) on the optical network backbone. According to W. Carter, an industry analyst, such constraints can be resolved by utilizing DWDM technology.


PHASIC(TM)  Process

            Lumenon's manufacturing process is called PHASIC(TM). PHASICTM stands for Photonic Hybrid Active Silica Integrated Circuit, which refers to the materials and processes Lumenon uses to produce its devices in the form of an integrated optical circuit on silicon microchips similar to those used in computers. For DWDM devices, the optical circuit consists of a collection of micron size array waveguide gratings (AWG) that have been arranged to combine (multiplex) or separate (demultiplex) light at the telecommunications wavelength near 1.55 microns. More specifically, the Company uses hybrid glasses for making its AWG and a simplified manufacturing process for creating its optical circuits on silicon. The "hybrid glass" (a glass-polymer solution) can be used to print (through light) circuits on chips without the costly vacuum etching process and the use of manual labor for assembly of micro-optic devices. The Company expects to be the first to commercialize hybrid glasses for use in integrated optics.

            The optical chip has an optical circuit on it analogous to the micro-electronic circuit that is produced on silicon microchips used in computers. Optical circuits can be made with 4, 8, 16, 32, 40, 64 and more channels to transport different optical signals (light) carried at different wavelengths. Light signals are combined and separated on the optical chip by taking advantage of the differences in the length of the individual waveguides in the AWG. These path differences translate into optical phase differences. This means that light of a given wavelength (a given optical channel) can be combined with others for input to an optical fiber (multiplexing). With the same device, light can also be separated for output to individual optical fibers (demultiplexing). This technology simplifies the process while providing a product and technology that can be adapted to the industry's changing needs.


Plan of Operations

            Lumenon's plan of operations for fiscal year 2001 is to get its plant and volume production up and running in order to produce 8, 16, 32 and 40 channel DWDM devices and bring them to market. Volume production will be realized by (i) completing the construction of its facility and setting up its manufacturing infrastructures, (ii) defining processing sequences and conditions (wafer coating, photolithography, etc.) that distinguish fabrication of devices,
(iii) staffing up and investing in the training of its employees, (iv) implementing a frame work for quality control and reliability testing, (v) expanding its DWDM packaging and fiber pigtailing capability, (vi) broadening its product portfolio, and (vii) securing its supply chain.


Research and Development

            Research and development activities for fiscal year 2001 will be centered on finalizing the packaging of Lumenon's DWDM products and optimizing their manufacturing processes. The Company will also focus on developing new products that it judges to be of value to the photonics market. See "Risk Factors - Risks Relating to Our Business," second, third, and thirteenth risk factors for those risks associated with the development of the Company's products.


Manufacturing

            At the end of June 2000, Lumenon moved its headquarters to a site located in Ville St-Laurent, a suburb of Montreal, Canada. The 53,427 square-foot facility has a 34,400 square foot manufacturing facility that features materials preparation, fabrication, packaging, optical test and quality control facilities for Lumenon's DWDM products. Lumenon has commenced the internal construction of the production facility, consisting of cleanrooms and associated laboratories, and has ordered the needed manufacturing equipment. See "Risk Factors - Risks Relating to Our Business," fourth risk factor for risks associated with the Company's manufacture of its products. The Company's existing R&D facility, located in Dorval, Quebec, will be used for prototyping once the manufacturing facility is operational.

Employee Growth

            Lumenon currently has 90 employees. Over the past 12 months Lumenon has increased the corporate team to a complement of 7. The existing R&D team of 27 meets current requirements and will be increased at a measured pace as new requirements are identified. Most of Lumenon's personnel growth will be within the operations team, which will require an increase in its manufacturing component of approximately 75 hourly employees and 25 specialists/technicians to meet the current sales forecasts for fiscal 2001 and first quarter of fiscal 2002. Headcount growth thereafter will be highly dependant on volume requirements and will be primarily focused on hourly employees. Most of the manufacturing employees that Lumenon will hire will be fully trained in a few months. The remainder of the Company's administrative staff is intended to increase by 35 persons within marketing and sales, engineering, accounting and administrative staff. Combined with the employees remaining at the Dorval pilot facility, the total employee count is anticipated to be in the range of 225 employees by the end of fiscal 2001. See "Risk Factors - Risks Relating to Our Business," - ninth and tenth risk factors.


Business Strategy

            The Company believes that there is a substantial market for its AWG devices for DWDM systems. This market may be best supplied using AWG, which provides high channel counts in a single compact device.

            Optical chips in AWG format are currently used in DWDM systems. Companies that produce the AWG format are PIRI (a subsidiary of JDS Uniphase), Kymata, Siemens and Lumenon. These AWG devices perform in a similar way. However, DWDM devices can differ both in composition and method of fabrication depending on how they are processed. AWG DWDM devices made by PIRI, Kymata and Siemens use a high temperature (greater than 1,000oC) vacuum deposition process called "flame hydrolysis deposition" (FHD). This method of manufacturing optical chips uses a repetition of step by step processing to achieve final composition of a device. See "Business Strategy - Establish Technology Leadership" for more detailed information concerning FHD processing.

            The AWG DWDM devices produced by Lumenon differ in composition and method of fabrication. Lumenon's AWG devices are made of hybrid sol-gel glass. They are made by spin- or dip coating of fluids and at temperatures about 1,000oC lower than those used in FHD. The devices are created by photolithography directly in the hybrid sol-gel glass avoiding vacuum film deposition, and they have optical properties that can be changed over a broader range than those provided by commercial forms of FHD. The latter difference allows Lumenon to make smaller DWDM devices (measuring less than 5 cm x 5 cm) than those produced by FHD. Smaller devices permit manufacturers of DWDM systems to make more compact products so their systems can be deployed in locations where space is limited, providing greater design flexibility. The difference in the materials and method of fabrication used by Lumenon also allows it to make AWG devices more simply (through a simplified process), using less equipment, faster and in larger quantities per unit of processing time than FHD component manufacturers. The Company believes, at present, that no other manufacturer utilizes the sol-gel method in the commercial production of optic devices for use in the DWDM market.

            Lumenon's goal is to provide high quality, cost effective and high volume DWDM devices. The Company developed its PHASICTM process because it believes that high volume manufacturing methods similar to those used by the microelectronics manufacturing industry are necessary to meet telecommunications customer demands for high volume and reliability. The Company believes that its materials, design tools and process give it a technological edge that will allow it to improve yield in optical chip production. See "Industry Background" section of this Item 1. in relation to the current needs of the market and "Risk Factors," generally, detailing the potential risks the Company faces in producing its products at lower cost and in greater volume.

            The Company has begun producing and testing a limited number of product devices with the intention to market 4, 8, 16, 32 and 40 DWDM product. In addition, the Company intends to offer services based on its capability to design new customized DWDM devices according to specific client needs. These needs may include, among others, channel count, channel spacing, central wavelength and optical loss characteristics. Because Lumenon's DWDM is created on a silicon substrate, there is the potential for product enhancement by combining other features e.g., lasers, on the same silicon substrate.

            Lumenon's products will address existing demand, and create conditions for expanded use of its devices and families of devices, by utilizing its technology and expertise for existing and new product development in a client-specific manner. For example, the Company is presently targeting an existing DWDM market that has for the most part, very specific needs. Because the Company manufactures its DWDM devices from a Platform Technology, it can use similar materials and processes to produce both devices related generally to the DWDM industry and optical internetworking and customized devices for the DWDM industry. Examples include optical chips for selectively adding or dropping wavelengths (channels) and optical cross-connects. Because the technology is a Platform, the Company can expand from its DWDM chip, building into new kinds of optical chip products beyond DWDM. The Company believes that customers may favorably view the idea of having optical devices that are all related to one another through a common (generic) technology. Photonics is a nascent industry and the Company believes that it will be necessary to work with customers closely to meet their specific needs. See, "Technology and Products - Platform Material Technology and Advanced Software Design Tools" regarding the ability of the Company's Platform Technology to be combined with other products and devices to create new products, including custom made products. In such a competitive industry, the Company faces many risks including market acceptance of its products and its ability to adapt its products to technological change, see "Risk Factors - Risks Relating to Our Business," - second, third and eighth risk factors.

            To implement its strategy, the Company intends to:

            (i) Establish Technology Leadership

            There are three primary multiplexer component technologies currently used in DWDMs: thin film filters (Thin Filters), fiber Bragg gratings (Bragg Gratings) and array waveguides (AWG). According to a report in Laser Focus World Supplement, "WDM Solutions," in 1998, Thin Filters held a 26% share of the DWDM market. AWG captured market share from Thin Filters in 1998, representing 47% of the DWDM market with Bragg Gratings having a market share of 19%. Within the industry, AWG technology currently provides the least costly manufacturing alternative to expanding existing capacity over that of Thin Filter and Bragg Gratings technology.

            In existing AWG technology, a "flame hydrolysis deposition" (FHD) method, is used to manufacture DWDM components and devices. This method employs a hydrogen-oxygen nozzle flame to burn the desired combinations of gases of silicon tetrachloride, phosphorous oxychlorides, chlorides of phosphorous, boron or germanium, for example, that may be transported by a gas like argon to a heated silicon wafer surface. Combustion of the gases produces a glass soot on the surface of a silicon substrate. The soot is melted and consolidated at high temperature (greater than 1,000oC) in a lengthy thermal process. The procedure is repeated at least three times to achieve the final composition. The second coating step is usually followed by a series of coating and vacuum etching steps used to create the AWG component. In some cases, a thin section of polymer (a half wave plate) is inserted into the array waveguide section to desensitize the device to the polarization state of the light.

            Thin Filters use one-millimeter square glass windows coated with multi-layers of metal oxide. This layered structure is used to pass through some wavelengths of light and reflect others in transferring information or data. These windows act as an optical filter when many are assembled together with lenses and appropriate input an output filters. Then, together they can selectively separate wavelengths of light for transmission of information. In this way, the Thin Filter device acts in the same capacity as a mutliplexer device.

            Bragg Gratings act as micro optical filters. The grating spacing is selected in such a way that it allows some wavelengths of light to pass through the filter and reflects other wavelengths of light. When Bragg Gratings are created in optical fiber and fibers are assembled together in a structure like an interferometer, the Bragg Gratings assembly acts in the same capacity as a multiplexer device.

            The Company believes that the following three variables, discussed in detail below, will determine the relative successes of the above competing technologies:

            (1) Chip manufacturing cost per channel,
            (2) Size of the optical component and
            (3) Suitability to high volume manufacture.

            Lumenon  believes  that  its  products,   which  are  based  on  AWG
technology, will enjoy an advantage in each case.

            Chip Manufacturing Cost Per Channel. In AWG technology, cost does not scale with an increase in the number of channels per chip because all channels are created simultaneously or in parallel. There is little increase in the cost of manufacturing an 8-channel, 16-channel or other channel AWG DWDM chip because the circuits and optical channels are all created in the same step. In contrast, in Thin Filter and Bragg Gratings technologies, additional channels must be added sequentially (one at a time), increasing the complexity of the task and adding time and cost to the process. Thus, the current manufacturing cost per channel is lower for AWG technology than for the Thin Filter and Bragg Gratings technologies. The cost of making an AWG DWDM component will depend on the method and materials used. The Company's products are distinguishable from those of its AWG competitors in their composition and method of fabrication. The Company believes that simple one-mask manufacturing process should be cost effective and will be suitable for high volume and high yield manufacturing.

            Size  of   Optical   Components.   AWG   technology   products   are
significantly smaller than those produced by competing technologies. This may prove an advantage where space is at a premium.

            Suitability to High Volume Manufacture. The Company's manufacturing process is simpler, because the complexity of the process does not increase linearly with an increase in the number of channels per chip, as is the case with competing technologies. The Company anticipates that as optical chip technology matures, customer demand and competition will drive down the price of chips. The Company's low temperature manufacturing process, which distinguishes it from other producers utilizing the AWG technology, should permit lower cost production and higher product yield.

            The Company's AWG DWDM devices differ from other waveguide DWDM devices in composition and its method of fabrication. The Company's AWG devices are made from different materials (its hybrid glass) and through a different method of fabrication (its low temperature sol-gel process). The use of hybrid glass and the sol-gel processing gives the Company the advantage of being able to use spin-coating and dip-coating manufacturing methods to cover silicon wafers, rather than vacuum deposition techniques. The Company's hybrid glasses are made at temperatures about 1,000oC lower than those used in FHD chip production. This gives the Company an energy saving advantage and provides a greater choice in the range of substrates e.g., glass, plastic that might be used in the future to support DWDM devices and future product development. Lumenon's DWDM optical chips are created by photolithography directly in the hybrid glass. This avoids complex post-processing sequences in which chemical resists and masks must be used in conjunction with vacuum reactive ion etching methods to create the AWG for the DWDM. The properties of the hybrid glass materials can be altered so that the glasses have properties that are more like those of plastics or inorganic glasses or properties that are intermediate between plastics and glasses. This permits hybrid glasses to be adapted into more commercially usable and compact or miniature forms than those produced by FHD. Smaller DWDM devices also permit manufacturers of DWDM systems to make more compact products.

            (ii)  Leverage  Existing  Customer   Relationship  and  Develop  New
Relationships

            In May 1999, the Company entered into a Teaming Agreement with Molex, a global manufacturer of electronic, electrical and fiber optic interconnection products and systems. The Teaming Agreement was amended on March 3, 2000 (See "Material Agreements - Agreements with Molex"). Under the Teaming Agreement, the Company and Molex agreed to jointly develop 8, 16 and 32-channel DWDM products for sale to Molex and distribution and marketing by Molex to other customers. Subject to testing of the Lumenon technology and proof of its manufacturing capability, Molex is committed to purchase 400 units per month for the first 12 months, and has the option to purchase 50% of Lumenon's DWDM production. This arrangement should provide a firm customer base for the Company's early production. The Company also proposes to establish relationships with telecommunications equipment manufacturers and with manufacturers in other industries with potential applications for its devices.

            (iii) Target Long Distance, Metropolitan Area and Access Markets

            The Company believes that much of the potential expansion of the markets for its products will occur not in long distance telecommunications, but in new markets, such as metropolitan area, local area and office environments. This is a result of technological advances and the potential to reduce manufacturing costs. The Company has chosen to target these market segments for DWDM technology because combined, they are anticipated by Pioneer Consulting, an industry authority, to account for market growth from US $200 million in 1998 to approximately US$1 billion in 2003.


            (iv) Expand Manufacturing Capability

            The Company's prospective customers are expected to require high volumes of products manufactured to high quality standards at gradually decreasing prices. The Company is currently expanding beyond its existing Research and Development facility to a full scale manufacturing facility, with a production capability of 500 devices per day. The Company is finalizing the completion of the 34,400 square foot manufacturing facility for production beginning in 2001.


Technology and Products

            The Company uses a solution or liquid sol-gel process to produce its
DWDM optical devices. Sol-gel processing converts molecules of silicon-containing compounds into a network of glasses. The Company produces its glass at temperatures below 200(0)C, which is considerably lower than the temperatures otherwise used in the FHD process. The Company believes it is the only producer of compact AWG DWDM devices using a low temperature sol-gel process for its hybrid glass on silicon. The licensed low-temperature sol-gel process allows films of glass to be dip-coated or spin-coated onto silicon substrates in large quantities and at greater speed than vacuum coating. The Company uses conventional photolithography (also known as photo-microlithography), which is a method to "print" optical circuits and devices directly into its hybrid glasses. The glass also contains a second monomer (an organic component) that can be polymerized when it is exposed to light in the ultra-violet end of the spectrum. Polymerization creates the optical AWG that comprises the DWDM technology. A pattern of the AWG is made by projecting an image of the pattern, exposing a patterned mask (an optical mask) to ultra-violet light. The light passes through the patterned openings of the mask and "writes" or "projects" the image directly into the micron-thin hybrid glass film on a silicon substrate. The procedure is similar to the way photographs are printed in a darkroom.

Platform Material Technology

            Lumenon's licensed "hybrid glass" technology combines the features of inorganic silica glass and organic polymeric materials in a single matrix (material glass platform), which the Company refers to as its Platform Technology. The "hybrid glass" provides a more flexible material for use in the design, fabrication and manufacturing of devices, resulting in greater adaptability and increased options within the performance of a DWDM system. This technology permits the manufacture of customized devices to meet a customer's specific needs. DWDM devices may be required to meet certain performance standards established by regulatory groups. Lumenon's DWDM technology can be adapted to meet such performance standards.

            Lumenon  believes  it is the only  producer  to  introduce a sol-gel technology for integrated optics that combines both polymer and glass material platforms in a single material base for integrated optics devices on silicon, using polymer photolithographic manufacturing methods long accepted by the semiconductor and microelectronics industries adapted by the Company to produce hybrid silica glass integrated optics devices. Based on its own experience in the research and development of the Platform Technology, the Company believes that it has a two-to three-year lead-time over the industry competition that might arise in the production of optical chips from hybrid glasses. See the "Risk Factors" section below for the risks that the Company will encounter in efforts to compete successfully in its industry. The materials used to formulate the hybrid glasses are custom designed and readily available "off-the-shelf" products supplied by well-known manufacturers like Dow Corning, Aldrich Chemical and Ciba Specialty Chemicals Ltd. Because the quantity of material used to make a device is very small (the films are less than 20 microns thick), the cost of the materials is less than 5% of the total cost of the DWDM product, making the material cost-competitive with silica or polymers. Additionally, the methodology used to manufacture such products avoids complex and costly processing and etching sequences, thereby reducing production costs. Through the use of the Platform Technology, the Company will, in the future, be able to target products for a customer's product line by supplying a variety of valuable customized products. For example, in the photonic circuit market, Lumenon can market its products to meet the broadest possible range of applications. These applications might call for material properties very similar to those of glass. Alternatively, these applications might require material properties similar to those of organic polymers. Neither polymers nor silica alone are as flexible or adaptable as a hybrid glass. Further, other target products that could be produced and utilized in the telecommunications long-haul networks are Optical Add-Drop Multiplexers, Optical Cross Connects and Photonic Switches, which can create more transparent all-optical networks and replace many synchronous optical network ("SONET") sub-systems. The Company believes that the relative simplicity of its PHASICTM process, using hybrid glasses, will enable Lumenon to fabricate optical chips across the broadest range of photonic market opportunities in high volume. See also "Business Strategy" for information relating to the characteristics of the Company's manufacturing process.

Technological Leadership

            Lumenon has assembled a team of scientists, engineers and technologists with broad expertise in materials formulation, photonic device design, hybrid glass integrated optics circuit fabrication, product definition, and industrial process engineering. This team has pioneered the development of "photonic chips on silicon" based on proprietary formulations of hybrid glasses and the creation of software design tools and processing knowledge, privileged to Lumenon. The Company's technical structure comprises software development/optical circuit design, materials formulation, and process engineering. This combination of attributes should allow Lumenon to evolve as a significant provider of integrated optics products to the photonic industry, including local area networks and future Home Network applications.

            Lumenon has also created a Technical Advisory Board to advise the Company on photonic market trends and technology and to assist in the development of an optical information technology "roadmap" for the Company's benefit. This board consists of three external scientists with extensive experience and expertise in the industry.

Advanced Software Design Tools

            The Company uses both proprietary and industry standard design tools to create its DWDM devices. Lumenon has developed in-house theories and software algorithms for creating product designs such as the Company's complex AWG for DWDM. The Company is unaware of any commercially available design packages that compete with the Company's software capability. Whether or not other entities have developed software design tools of quality competitive with that of Lumenon has no impact on the business of the Company, which uses its software in a manner uniquely adapted to the photonic materials and processes it has developed. The Company has also obtained licenses for industry standard computer aided design (CAD) and beam propagation method (BPM) software to model or design selected performance features of simpler devices, such as couplers and splitters.

            The Company has built a library of design tools and designed elements that can be used in modular form to assemble more complex device structures (multi-functional devices on a chip). Lumenon's technical marketing and design application engineers have a broad knowledge of integrated optics device systems design (architectures) and their integration in subsystems and systems. With such expertise, the Company will be able to develop photonic chip products that are flexible, modular and designed to be deployed in existing and future networks and for use in modern data and telecommunications equipment. This modular approach facilitates the re-use of complex functional DWDM devices in new and customized designs, reducing Lumenon's DWDM product development cycles. The Company believes that a large library of complex functions is required to compete effectively in the market, especially in terms of cost and length of development cycles.


Manufacturing

            Lumenon has commenced the manufacture of its prototype devices in a custom-designed pilot microfabrication facility located at Dorval, Quebec. The capacity of this existing pilot facility is 20 DWDM chips per day. As of August 2000, Lumenon does not sell a finished product in the open market. The current generation of chips is being used for development and test phases. This includes the development of solutions for pigtailing optical fiber to the DWDM chips, and for hermetic, semi-hermetic and non-hermetic packaging.

            Lumenon relies largely on its own processes for the manufacture of its products. In order to meet the projected demand for high volume, low cost photonic chip production, the Company will be required to equip and staff a full scale production facility. The Company anticipates developing a manufacturing capacity to 500 devices per day in 2001 and 1,000 per day in 2002 in the new facility. There are a variety of risks associated with the operation of a new facility, see "Risk Factors - Risks Relating to Our Business," - fourth risk factor.


Proprietary Rights

            Lumenon's future success and ability to compete are dependent, in part, upon its licensed and owned technology. The Company relies in part on patent, trade secret, trademark and copyright law to protect its intellectual property. The Company is the licensee of three patent applications under the terms of a License Agreement, which expires in October 2017. (See, "Material Agreements - Agreement with Polyvalor and McGill University" for a description of the terms of this License Agreement) These three patent applications are:

            1.          Title:   "Solvent-assisted  lithographic  process  using
                        photosensitive sol-gel derived glass for depositing ridge waveguides on silicon"

                        Use: Intellectual property relating to the Company's sol-gel process used to make the Company's optical circuit devices on a broad range of substrates, including silicon through simplified photolithographic processes and wet etching techniques, which is fundamental to the success of the Company's manufacturing process.
                        Country: United States
                        Assignee:McGill University Status: Allowed and issued as patent No. 6,054,253 on April 25, 2000.

            2.          Title:   "Solvent-assisted  lithographic  process  using
                        photosensitive sol-gel derived glass for depositing ridge waveguides on silicon"

                        Use: Intellectual property relating to the Company's sol-gel process used to make the Company's optical circuit devices on a broad range of substrates, including silicon through simplified photolithographic processes and wet etching techniques, which is fundamental to the success of the Company's manufacturing process.
                        Country: Canada
                        Assignee:None
                        Status: Pending. The next step in this patent application is to file the request for examination.

            3. Title: "Self-processing of diffractive optical components in hybrid sol-gel glasses"
                        Use: Intellectual property used to make diffraction gratings in hybrid glass without the need for device development steps, which is not material to the Company's present manufacture of products, but is relevant and being sought for later generation products planned for production.
                        Country:    United States
                        Assignee:None
                        Status: Pending Provisional: the patent application is pending but is incomplete and the priority date for filing the complete patent application in the United States and for extending the patent application in other countries is October 26, 2000. The Company is presently in the process of finalizing the application.

Lumenon has also filed the following patent applications:

            4.          Title:      "On-substrate cleaving of sol-gel waveguide"
                        Use: Intellectual property used to make optical coupling between glass fiber and optical circuit device waveguides, which is not material to the Company's present production of products, but is relevant and being sought for later generation products planned for production.
                        Country:    United States
                        Owner: Co-ownership between Lumenon and Paul Coudray
                        Status: Pending: the patent was filed on July 1st 1999 and is awaiting review and comments from the examiner. The priority date for filing of the patent application in other countries was July 1st, 2000.

            5.          Title:  "Sol  gel film  coating  process  using  chilled
                        solution"
                        Use: Intellectual property used to make a sol gel film where the thickness and roughness of resulting film are improved by dispensing a chilled sol gel solution instead of conventionally dispensing such a sol gel at room temperature. Lumenon presently uses this technology in its manufacturing process.
                        Country:    Canada
                        Status: Pending Informal: the patent application is pending but is informal and the priority date for filing the complete patent application in Canada and for extending the patent application in other countries is July 28, 2001.

            6. Title: "Flattening the response of a planar wavelength division multiplexer using a Y-junction"
                        Use: Intellectual property used to flatten the response of a planar wavelength division multiplexer through a Y-junction. Lumenon presently uses this technology in its manufacturing process.
                        Country: Canada
                        Status: Pending Informal: the patent application is pending but is informal and the priority date for filing the complete patent application in Canada and for extending the patent application in other countries is August 4, 2001.

            There can be no assurance that any patents will be issued under the Company's current or future patent applications or that any issued patents will not be invalidated, circumvented, challenged or licensed to others. In addition, there can be no assurance that the rights granted under any such patents will provide competitive advantages to the Company. There can be no assurance that any patents issued to the Company will be adequate to safeguard and maintain the Company's proprietary rights, to deter misappropriation or to prevent an unauthorized third party from copying the Company's technology, designing around the patents owned by the Company or otherwise obtaining and using the Company's products, designs or other information. In addition, there can be no assurance that others will not develop technologies that are similar or superior to the Company's technology, see "Risk Factors - Risks Relating to Our Business," thirteenth risk factor.

            Lumenon also relies on confidentiality agreements to protect its proprietary rights. It is the Company's policy to require employees and consultants and, when possible, suppliers, to execute confidentiality agreements upon the commencement of their relationships with the Company. Litigation may be necessary to enforce the Company's intellectual property rights and to protect the Company's trade secrets, and there can be no assurance that such efforts will be successful. The Company's inability to protect its proprietary rights effectively would have a material adverse effect on the Company's business, financial condition and results of operations.

            Many participants in the photonics and related communications industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Although the Company is not aware of any claim of infringement or misappropriation against the Company, there can be no assurance that third parties will not assert such claims in the future with respect to the Company's current or future products. The Company expects that companies will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Any such claims could also lead to time-consuming, protracted and costly litigation that would require significant expenditures of time, capital and other resources by the Company and its management. Moreover, no assurance can be given that any necessary royalty or licensing agreement will be available or that, if available, such agreement could be obtained on commercially reasonable terms.


Material Agreements

Agreements with Molex

            On May 19 and June 21, 1999, Lumenon entered into several agreements (the "Molex Agreements") with Molex (NASDAQ: MOLX), based in Lisle, Illinois. Molex is a 60-year-old global manufacturer of electronic, electrical and fiber optic interconnection products and systems, switches, value-added assemblies, and application tooling. The

Molex Agreements include a Teaming Agreement, a Stock Purchase Agreement, a Stock Restriction Agreement and a Registration Rights Agreement. The Teaming Agreement was amended on March 3, 2000.

            Under the Teaming Agreement, as amended, Lumenon and Molex agreed to jointly develop 8, 16 and 32-channel DWDM products for use in the DWDM market and other photonics markets. Subject to Lumenon testing and proving its technology and its ability to manufacture and deliver certain devices, Molex is committed to purchase the entire DWDM production of Lumenon for the first 12 months of production, up to 400 units per month. Molex also has the option to buy 50% of the remaining chip production. After the first 12-month period, Molex will have the option to purchase 50% of Lumenon's DWDM production for the succeeding three-year period. Any product sold by Lumenon to Molex will be priced at Lumenon's gross cost. In addition, Molex will pay to Lumenon 30% of the profits obtained on final products built from the chips supplied during the first twelve months, and thereafter 50% of the profits from sales of functionally unmodified packaged products and 30% of the profits from sales of other final products. Lumenon is free to package and sell any remaining products, with all profits going to Lumenon. However, Lumenon cannot sell unpackaged chips for telecommunication applications, except for special order or exploratory purposes, without written agreement from Molex. In the event Lumenon is unable to supply Molex on a timely basis with a commercially reasonable quantity of the devices (which may trigger termination of the Teaming Agreement) or in the event there is a change of control of Lumenon, Molex has the non-exclusive right to manufacture all components of the devices in return for a royalty of 25% of Molex's gross cost. See - "Risk Factors - Risks Relating to Our Business," sixth risk factor for the risks associated with the Company's dependence on Molex and "Business Strategy" and "Technology and Products - Manufacturing" in this Item 1. regarding future production and marketing plans for the Company's products.

            Under the Stock Purchase Agreement, Molex agreed to purchase 3,000,000 shares of the Common Stock of Lumenon at a price of US$0.50 per share in two stages. The first closing was held on June 21, 1999 for 1,500,000 shares of Common Stock and the second closing was held in March 2000 for an additional 1,500,000 shares of Common Stock. Lumenon also issued to Molex a warrant to purchase 1,666,667 additional shares of Common Stock at a price of US$0.90 per share, which was exercised on November 15, 1999.

            In addition, Lumenon issued Molex a Services Common Stock Purchase Warrant (the "Services Warrant") to receive 5,800,000 additional shares of Common Stock in exchange for certain services to be rendered by Molex to Lumenon under the Teaming Agreement as part of the development of Lumenon's technology. These shares were issued in 2000 as Molex performed services.

            Under the Stock Restriction Agreement, certain stockholders of Lumenon have agreed not to sell their respective shares of the Company to a competitor of Molex without Molex's prior consent. This agreement includes a right of first refusal and certain preemptive rights in favor of Molex, except that Lumenon can, without Molex's consent, issue up to 6,000,000 units (comprising one common share and a warrant for the purchase of one common share at a price of not less than US$0.90 per share) at a price not less than US$0.50 per unit to raise capital within the 24-month period ending in June 2001. The Stock Restriction Agreement also requires the consent of Molex for certain extraordinary actions relating to the governance of the Company and its operations. Certain rights or restrictions contained in the Stock Restriction Agreement terminate upon completion of a Public Sale or a Public Offering, as defined in the agreement. The Stock Restriction Agreement will also terminate if the Teaming Agreement is terminated.

            The net proceeds of the issuances of stock to Molex were added to the Company's working capital and are being used in part to accelerate the commercialization of the Company's DWDM products.

Agreement with Polyvalor and McGill University

            Lumenon entered into a license agreement (the "License Agreement") with Polyvalor, a Canadian limited partnership, as represented by its General Partner, Polyvalor Inc. and McGill University (together, Polyvalor and McGill University are referred to as the "Licensor") pursuant to which Lumenon acquired the right to produce, sell, distribute and promote products derived from using the patents and know-how (as such terms are defined in the License Agreement) of the Licensor subject only to the license granted to QPS Technology Inc. in May 1998. To date, QPS Technology Inc. has not demonstrated any desire or capability to utilize its license for production of any related technology or products. These patents and know-how are based on the work of Dr. Iraj Najafi at Ecole Polytechnique and Dr. Mark Andrews at McGill University and their respective team of collaborators. Lumenon will pay a royalty of 5% on gross sales, up to a maximum cumulative amount of US$2,367,104 (CDN$3,500,000) to the Licensor until October 2017 at which time the License Agreement will expire. The Company does not believe that the rights granted it thereunder will be of significant value after that date. If this is not the case, the Company would seek to extend the term of the License Agreement. Polyvalor is a company created by Ecole
Polytechnique for the purpose of commercializing the technology in which Polytechnique has an interest.

            In connection with the License Agreement, the Company issued to each of McGill University and Polyvalor 750,000 shares of the Common Stock and granted them jointly the right to nominate one director to the Company's Board of Directors.


Agreement with Polaroid

            Lumenon has entered into an agreement dated July 21, 2000 with Polaroid Corporation for the irrevocable non-exclusive license of certain patents held by Polaroid in connection with AWG. Lumenon agreed to pay to Polaroid an initial licensing fee of US $395,000 (CDN$584,047). In addition Lumenon will pay royalties on the net selling price of its products, at an annual rate of 5% for aggregate net selling prices of five million US dollars, 3.5% for aggregate net selling prices over five and up to forty million US dollars, and 1.75% for aggregate net selling prices over forty million US dollars, for each year of the agreement.


Convertible Note Financing

            On July 25, 2000, the Company consummated the purchase by two institutional investors (the "Purchasers") of US$35,000,000 (CDN$51,751,000) aggregate principal amount of convertible notes due July 25, 2005 (the "Notes"). The Notes bear interest at the per annum rate of 7 1/2%, which is payable upon the earlier to occur of the repayment or conversion of the Notes. The Notes are convertible from and after issuance into shares of Common Stock at a price equal to the average of the closing bid prices of the Common Stock for the five consecutive trading days ending immediately prior to conversion, but in no event less than US$7.00 nor more than US$25.00 per share (unless a default under the Notes shall have occurred). Commencing 30 months after the issuance of the Notes, the Company may require their conversion provided certain specified Common Stock pricing and trading volume criteria and certain resale and market criteria are satisfied. The Notes provide for various events of default, which would entitle their holders to require the immediate repayment of the Notes, together with an additional default amount. The holders of the Notes may also require their repayment, together with an additional redemption amount, upon certain extraordinary events, such as a merger, a sale of all or substantially all assets and a change of control.

            The proceeds of sale of the Notes are being used in part to complete the buildout of the Company's new manufacturing facility. Such proceeds will also be used to pursue the Company's overall growth strategy and to finance its research and development program.

            In connection with the financing, the Company issued to the Purchasers five year warrants (the "Investor Warrants") to purchase an aggregate of 5,000,800 shares of Common Stock, vesting 18 months after issuance, based upon the volume weighted average price of the Common Stock (the "Volume Weighted Average Price") during the five consecutive trading days preceding vesting. If the Volume Weighted Average Price is equal to or less than US$30.00, then the exercise price will be US$10.00. If the Volume Weighted Average Price is more than US$30.00, but less than US$70.00, then the exercise price will be the sum of US$10.00, plus one-half of the excess over US$30.00. If the Volume Weighted Average Price is more than US$70.00, then the exercise price will be US$30.00. The number of shares of Common Stock issuable upon exercise of the Investor Warrants and the exercise price of the Investor Warrants are subject to adjustment upon the occurrence of certain dilutive issuances of the Company's securities. In the event of a default under the Notes or in certain other obligations of the Company to the Purchasers, vesting of the Investor Warrants may be accelerated.

            The Company agreed with the Purchasers that for a period of 180 days after the issuance of the Notes, it would not, without the prior consent of the Purchasers, obtain additional equity or equity-linked financing and that for a further period of 180 days, should it propose to engage in any equity or equity-linked financing, it would offer the Purchasers the opportunity to provide such financing upon the terms and conditions proposed. Such agreement is not applicable to business combinations or firm commitment public offerings. The Company also agreed to submit for the approval of its stockholders prior to November 30, 2000 the agreements under which the Notes and Investor Warrants were issued.

            The Company also agreed with the Purchasers to register for resale under the Securities Act of 1933, as amended, 8,800,000 shares of Common Stock issuable upon conversion of the Notes and exercise of the Investor Warrants. The registration is to be effected as promptly as is practicable.


Customer Relations

            In addition to the relationship created under the Molex Agreements, the manufacture of DWDM products implies that the Company will work in close association with DWDM system manufacturers. Examples of these manufacturers are Nortel Networks, Cisco, Alcatel, Lucent Technologies, and Ciena. Lumenon believes that it will be important to its success to work with customers directly to meet performance requirements in the design of its DWDM products and devices throughout the entire life cycle of its products. This will allow the Company to foster a strong commitment to service, and to gain insights into its customers' future plans and needs, identify emerging industry trends and consequently deliver high-performance, cost-effective products with wide market appeal.


Competition

            There are several competitors producing DWDM products on the market. Lumenon believes that it will distinguish itself from the competition by producing DWDMs in high volume, while retaining high performance standards. Manufacturers of DWDM systems that may use AWG devices include Lucent Technologies, Ciena, Alcatel, Cisco, Nortel, NEC and Fujitsu. Several of these systems manufacturers (Lucent, Ciena, Alcatel, and NEC) also manufacture DWDM products. Other DWDM component suppliers include, but are not limited to, JDS-Uniphase, Gould, Instruments SA, Corning OCA, Ditech, DiCon, Sumitomo, Bosch Kymata Ltd., Lightwave Microsystems Corp. (LMC), and Bookham Technology Limited. Lumenon believes that it can compete effectively because it will be capable of manufacturing its products in high volumes and in a cost effective manner. The Company has developed materials and processes that use volume coating and optical circuit fabrication processes that it believes are simpler than those of its competitors. The photonic chip approach adopted by Lumenon offers the advantage of compactness at the larger channel counts since there is no need to cascade. Lumenon's compact devices will allow manufacturers of DWDM systems more flexibility with the design of more compact products. Moreover, Lumenon believes that its Platform Technology will allow it to produce a broader range of products in the photonic components markets related to optical networking than that of other competitors. This broader range of products may include photonic chips that can be used for interconnection, power division and combination in personal computers, where price sensitivity is an issue.

Lumenon believes that it is in a strong position to become a technological leader in the industry by introducing its new processes and by defining industry standards for volume photonic chip manufacturing through the Company's low-temperature, low cost processing of compact chips and its customization of products. See the "Business Strategy" section of the Item 1. and the "Risk Factors" section generally for risks relating to the Company's technology and efforts to become a technology leader.

            The Company expects competition to increase in the future from existing competitors and from companies that may enter the Company's existing or future markets, with similar or substitute solutions that may be less costly or provide better performance or features than the Company's products. To be successful in the future, Lumenon must continue to respond promptly and effectively to changing customer performance, feature and pricing requirements, technological change and competitors' innovations. The Company is reliant upon its licensed sol-gel manufacturing process under the terms of its License Agreement, described more fully in "Material Agreements - Agreement with Polyvalor and McGill University," for the development and production of its products.

            The photonics industry has been marked by the emergence of start-up companies offering products at the component, sub-system and systems levels. Larger companies have been aggressive in acquiring start-ups for preferred competitive technological edge, to circumvent issues of increasing technological complexity, and to accelerate time-to-market product introduction, avoiding the cost and delay that would otherwise be inherent in in-house development. To date, no acquisition offers have been made to the Company nor are any anticipated by the Company in the foreseeable future. The Company's success will depend on its customers' acceptance of outsourcing as an alternative to in-house development by larger companies. Many of Lumenon's potential customers have substantial technological capabilities and financial resources. These customers may currently be developing, or may in the future decide to develop or acquire, products or technologies that are similar to or may be substituted for the Company's products and, this may diminish purchases of the Company's products.

            A number of Lumenon's current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

            Lumenon believes that its ability to compete successfully depends on a number of factors, both within and outside of its control. Such factors include including the price, performance and quality of the Company's and its competitors' products, the timing and success of new product and feature introductions by the Company, its customers and its competitors, the emergence of new standards in the optical communications industry, the development of technical innovations, the availability of raw materials, the efficiency of production, the rate at which the Company's customers design the Company's products into their products, the number and nature of the Company's competitors in a given market, the assertion of intellectual property rights and general market and economic conditions.

Sales, Marketing and Technical Support

            The Company is party to an agreement with Molex that reserves most of the Company's first year of production for Molex and also provides the Company with access to Molex's global distribution network. This reliance on Molex poses an operating risk to the Company. See, "Risk Factors - Risks Relating to Our Business," sixth risk factor. In the event that this relationship changes and Molex is not able to provide Lumenon access to Molex's distribution network, Lumenon will be selling its products directly through its in house selling and marketing. The Company plans to develop an international network that would include offices in North America, Europe, and Asia-Pacific.

            The Company presently promotes its developing product line in trade journals to generate advance interest. Over the next 12 months, the Company will hire additional internal marketing and sales personnel to assist with the Company's efforts. See the "Plan of Operations - Employee Growth" section of this Item 1. regarding the Company's plans for additional hiring.

            Lumenon believes that providing its clients with comprehensive product service and support is critical to maintaining a competitive position in the optical communications market. (See - "Industry Background.") The Company's practice will be to work closely with its customers to monitor the performance of its product designs and to provide application design support and assistance. The Company will also provide a valuable technical resource for consulting on photonic component trends and implementations. Technical data will be provided to customers through the Company's applications engineers, technical marketing and factory applications engineers and, if necessary, product designers and architects or system designers. Local field support will be provided in person or by telephone.

            Lumenon intends to provide support at crucial stages of product development. During the design phase, the Company may sell software simulation models of each photonic component or device, to allow customers to simulate the performance of the product in their entire system before committing to it. In the future, the Company may also offer a line of evaluation modules, which are subsystems that are representative of a typical customer design. These modules would enable customers to evaluate the device, as well as hardware design and software development functions, without significant development effort on their part, thereby facilitating rapid time-to-market. Lumenon believes that close contact with these customers will allow the Company to tailor its products to the market and technical needs defined by key OEMs. Understanding its customers' particular problems enables the Company to design and develop solutions in its next generation of products.


History of Company

            Lumenon's principal place of business is located in the Montreal suburb of Ville St. Laurent. The Company was incorporated in the state of Delaware in February 1996 under the name of WWV Development, Inc. In July 1998, under an acquisition plan, the Company acquired all of the issued and outstanding shares of Lumenon Innovative Lightwave Technology, Inc., a Canadian corporation ("LILT") founded in March 1998 by Professor S. Iraj Najafi of the
Ecole Polytechnique, Montreal (an engineering school), and Professor Mark P. Andrews of McGill University, Montreal. Upon consummation of the acquisition plan, the Company changed its name from WWV Development, Inc. to Lumenon Innovative Lightwave Technology, Inc. As consideration for such acquisition, the Company issued 12,200,000 shares of Common Stock to the shareholders of LILT, which resulted in a change in control of the Company. Under applicable accounting rules and policies, LILT is deemed the acquiring corporation and the financial information contained herein is that of LILT, as consolidated with Lumenon.

RISK FACTORS

The purchase of our common stock involves a high degree of risk; you should regard it as speculative and you should consider it only if you can reasonably afford a loss of your entire investment. You should carefully consider, in addition to the other information contained in this prospectus, the following risk factors relating to the Company and its business before deciding to invest in our common stock.

                    Risks Relating to Our Financial Condition

We are a development stage company.

            We were founded in 1998. We are a development stage company and, to date, have not had any revenues from sales of our products. Our operating history provides no basis for evaluating us and our prospects. We must, among other things, successfully develop and commercialize our products, meet competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our technology in volume to have significant revenues and to be profitable.

            Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. Our first product, the DWDM optical chip, has only recently entered production in limited quantities and we expect to make only limited shipments of the prototype chips in 2000. Even if our products appear promising when introduced, potential customers may not accept them, they may be difficult to produce in large volumes at an acceptable cost, fail to perform as expected, cost too much or be barred from production by the proprietary rights of others.


We project future losses.

            We expect to spend considerable sums to develop and market our new products. We expect our operating expenses to increase as we develop our technology and products, increase our sales and marketing activities and expand our assembly operations. We will not have revenues from product sales before 2001. The amount that we will lose and when, if ever, we will have profits is highly uncertain. If we become profitable, we do not know how much we will earn and our profits may vary significantly from quarter to quarter.

                         Risks Relating to Our Business

We have limited working capital; we may be unable to obtain funding to meet our future capital needs.

            We will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand assembly capacity. Our capital needs will depend on a number of factors, including:

            o   How many new products we develop
            o How fast we develop and commercialize our technologies and products and expand our assembly operations
            o   The response of competitors
            o   The level of acceptance of our products
            o   Competing technological developments
            o   Changes in market demand.

            In addition, if we develop or commercialize our technology and products more slowly than we expect, we may need substantially more funding, and we may be required to spend our cash faster than we currently plan.

            We expect to raise additional working capital primarily from the following sources:

            o   Sales of equity or debt securities
            o   Equipment leasing and other secured debt financing
            o   Manufacturing and other strategic partners.

            If we borrow funds, we may become subject to restrictive financial covenants and our interest obligations will increase. If we issue more stock, our present stockholders may experience substantial dilution.

            We do not know whether additional funding will be available on favorable terms, or at all. If it is not, we may have to delay or abandon some or all of our anticipated expenditures, to curtail our operations significantly, to sell assets, or to license to third parties potentially valuable technologies that we currently plan to commercialize ourselves.


The market for our products requires us to adapt to rapid technological change and to continue new product development.

            We must become a key supplier of components to the photonics industry to be successful. Our target markets are highly competitive and are marked by rapidly changing technology and industry standards and declining average selling prices. We must:

            o Anticipate what our clients and their end-users will need and demand in the manufacture of products, both for general industry use and specific custom-made usage
            o Incorporate those anticipated features and functions into our products
            o   Meet specific and exacting design requirements
            o   Price our products competitively
            o   Introduce our products at the right time to meet market demand.

The success of our new products will depend on many factors, including:

            o   The proper product definition
            o   The timely completion and introduction of designs
            o   The ability of our  customers  to  incorporate  our product into theirs
            o   The quality and performance of our products
            o   The   differentiation   of  our  products   from  those  of  our
                competitors
            o   The acceptance of our products and those of our customers.

Our products are generally incorporated into our customers' products at the design stage. Even if our products are accepted by our customers, their products may not be commercially successful.

The market for our products is characterized by short product lifecycles, declining average selling prices and fluctuating industry conditions.

            Our target markets are subject to continuous, rapid technological change, including changing industry standards, frequent introduction of new products, anticipated and unanticipated decreases in average selling prices and fierce price competition. This means that the life cycle of a product we make may be short, we must introduce new products on a timely basis and we must spend a great deal to develop new products. Other competing technologies may force us to sell our products at lower prices than we expect. Thus, we will need to introduce new products to compete effectively and to maintain our selling prices. This may require greater development time and expense than we presently anticipate. We could experience delays in introducing new products because they are complex.


Our products have certain risks in their manufacture and assembly.

            The assembly of our chips is a sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants in assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of chips to be nonfunctional or to have unacceptable defects. Many of these problems are difficult to find and require much time and/or expense to fix.

            We have never assembled large amounts of products. It may be difficult for us to do this.

            Using our own plant could involve significant risks, including lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage. Furthermore, if demand for our products increases, we will have to build another facility and may have to rely on contractors to manufacture our products for us. Building another facility will cost a great deal and will involve the risks found in all manufacturing, including poor production yields, technical difficulties and events limiting production.

            The manufacture of our products involves complex and precise processes. Changes in our manufacturing processes or those of our suppliers, or their inadvertent use of defective materials, could significantly reduce our manufacturing yields and product reliability. Because the majority of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and impair our gross margins. We may not obtain acceptable yields in the future.

            Because we plan to introduce new products and product enhancements regularly, we must effectively transfer production information from our research and development department to our manufacturing group and coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed.


We are dependent on equipment suppliers and contract manufacturers.

            We rely on outside suppliers for certain equipment to be used in our manufacturing process. We do not maintain long-term agreements with any of them. If important manufacturing equipment were to malfunction, we would, at a minimum, experience delays in the shipment of our products and could be required to find another manufacturer. Delays in shipment could result in the loss of customers and reductions in our revenues.

            We may rely on third party manufacturers for certain components of our products. Risks associated with our potential dependence upon third party manufacturing relationships include:

            o   Reduced control over delivery schedules

            o   Lack of quality assurance
            o   Poor manufacturing yields and high costs
            o Potential lack of adequate capacity during periods of excess demand
            o   Potential misappropriation of our intellectual property.

            We do not know if we will be able to enter into third party manufacturing contracts on favorable terms, if at all, or that our current or future third party manufacturers will meet our requirements for quality, quantity or timeliness.

Dependence on Strategic Relationship.

            We have entered into certain agreements with Molex pursuant to which, among other things, we are to jointly develop certain products. The agreements with Molex contain certain restrictions on our ability to sell our products and grant to Molex preferential rights to acquire our products at favorable prices. See "Business-Material Agreements."

There will be a small number of customers for our products.

            For the foreseeable future, we intend to market our products to only a limited number of leading original equipment manufacturer ("OEM") customers. We will rely on our OEM customers to develop their own systems, creating demand for our products. OEM customers may be expected to exert considerable leverage in negotiating purchases from us. The telecommunications equipment industry, a principal industry customer, is dominated by a small number of large companies with few optical components suppliers. Existing suppliers could exert pressure to keep out new entrants.


The market for our products is very competitive; our competition may be able to more effectively develop and market their products.

            The photonics industry is highly competitive and is marked by rapid technological change and product obsolescence. We expect such conditions to continue.

            Our competitors include large companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, greater name recognition and longer standing relationships with customers than we do. Our competitors include both companies already manufacturing large volumes of products based on established technologies, as well as companies selling emerging technological solutions. Potential competitors could also include our own customers, which may decide to manufacture products competitive with ours, rather than purchasing our products. Potential competitors may develop technology and products comparable or superior to ours.


We do not know if we can effectively manage the growth of our business.

            Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. To achieve our plan, we must hire and train additional engineering, manufacturing, marketing, sales, administrative and management personnel, and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have had little history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly enough or adequately manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. If we overestimate demand, we may incur fixed production expenses that are excessive.

We are dependent on key personnel; we need to attract, train and retain additional qualified personnel.

            Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Dr.
S. Iraj Najafi, our President and Chief Executive Officer, Dr. Mark Andrews, our Chief Technical Officer, and Dr. Chia-Yen Li, our Chief Operating Officer. We do not currently maintain key-man life insurance on any of our personnel.

            Our success will also depend on our ability to attract, train and retain additional management and other highly skilled personnel. Currently, we are seeking to hire skilled engineers for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time.


We lack sales and marketing history and may not be able to retain qualified salespeople.

            We have no history in marketing, selling and distributing our products. Our future profitability will depend on our ability to develop an effective sales force. Competition for employees with sales and marketing experience is intense. We do not know if we will be able to attract and retain qualified salespeople or if we can build an effective sales and marketing organization.


We  are  subject  to  additional  risks  related  to  international   sales  and
operations.

            We expect that international sales will account for a significant portion of our total revenues. International sales and operations are subject to a number of risks, including:

            o   Imposition of government controls
            o   Export license requirements
            o   Restrictions on the export of critical technology
            o   Political and economic instability or conflicts
            o   Trade restrictions, changes in tariffs and taxes
            o   Challenges to patents and other intellectual property rights
            o   Difficulties in staffing and managing international operations
            o   Problems in establishing or managing distributor relationships
            o   General economic conditions.

            In addition, as we expand our international operations, we may be required to invoice our sales in local currencies, the value of which may fluctuate in relation to the Canadian and U.S. dollars.


We lack patent protection of our products.

            The patent positions of technology companies, including ours, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued. We do not know if our patent applications will result in patents being issued or that any patents issued to us will provide protection against competing technologies or will be held valid if challenged. Others may independently develop products similar to ours or design around or otherwise avoid patents issued to us.

            Others may assert claims against us that will result in litigation. Litigation, regardless of its outcome, would result in significant cost to us, as well as diversion of management time. If we were to infringe upon a valid patent, we might have to change our products or obtain licenses from the patent owners. We do not know if such licenses would be available on terms favorable to us or that we would be successful in any attempt to change our products or processes to avoid infringement. In addition, we could be liable for significant monetary damages.

            We also rely on trade secret and copyright law, and employee and third-party nondisclosure agreements to protect our intellectual property rights. We can not be sure whether agreements and measures will provide meaningful protection of our trade secrets, copyrights, know-how, or other proprietary information in the event of infringement by others or that others will not independently develop similar technologies.

            The  laws  of  certain   foreign   countries   do  not  protect  our
intellectual property rights to the same extent as do the laws of the United States. Our intellectual property may be at additional risk in such markets.


We must comply with environmental regulations, which could be costly.

            Our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. We have put into place procedures to comply with these laws and regulations. We also have safety programs, including training of personnel on safe storage and handling of hazardous materials and wastes. We believe that we are in compliance in all material respects with applicable environmental regulations. Environmental laws and regulations, however, may become more stringent over time. If we fail to comply with either present or future regulations, we may have significant expenses and may be subject to fines and production halts.

                           Corporate Governance Risks

We are controlled by insiders, which may prevent a change of control or other corporate transactions.

            As of the date hereof, our management, Molex, Polyvalor and McGill University collectively own in excess of 50% of our outstanding common stock. Together, they determine the composition of the Board of Directors and will be able to determine the outcome of corporate actions requiring stockholder approval. This ability may have the effect of delaying or preventing a change in control that may be favorable to other stockholders or causing a change of control that may not be favorable to by other stockholders.

            Under the agreements with Molex, Molex will acquire the non-exclusive right to manufacture and sell certain jointly developed optical chip products in the event we have a change in control. Molex also has rights of first refusal with respect to any sale of stock by certain of our stockholders. Such rights of Molex may have the effect of delaying or preventing a change in control that may be favorable to stockholders other than Molex.

Certain provisions of our corporate documents and state law may prevent or hinder a change of control.

            Certain provisions of our certificate of incorporation and by-laws and of Delaware law could make it more difficult for another party to acquire us or discourage another party from attempting to acquire us. For example, our certificate of incorporation and by-laws permit us to issue preferred stock with rights senior to the common stock in respect of voting and dividend rights and rights upon liquidation without any further vote or action by stockholders, and provide for a classified Board of Directors. Although we have no present plans to issue preferred stock, the issuance of preferred stock could have the effect of delaying, deterring or preventing a change of control and could make it more difficult for holders of our common stock to take certain corporate actions, including the replacement of incumbent directors. Additionally, any such preferred stock may have preference over and harm the rights of the holders of common stock.


We have a significant number of outstanding warrants and options, which could adversely affect the price of our common stock and our ability to sell additional common stock.

            As of June 30, 2000, we had outstanding options to purchase a total of 2,277,150 shares of common stock at a weighted average exercise price of US$9.97 per share and outstanding warrants to purchase an aggregate of 3,091,211 shares of our common stock at a weighted average exercise price of US$2.05 per share. Subsequent to June 30, 2000, we issued the Notes and the Investor Warrants. The exercise of outstanding options and warrants and the conversion notes of the Notes will dilute the then current stockholders' ownership of common stock. Sales in the public market of common stock acquired upon such exercise of options and warrants could depress the price of our common stock. The holders of options and warrants can be expected to exercise them at a time when we would be able to sell common stock on terms more favorable than those provided by such options and warrants. This may adversely affect our ability to sell common stock.

                                   Other Risks

We do not pay dividends.

            We have never paid any dividends on our common stock. We do not anticipate paying such dividends in the foreseeable future. We will use any future earnings to finance our growth.


The market price of our common stock may increase or decrease significantly.

            The market price of our common stock has both increased and decreased significantly. Such market price could be subject to significant future changes in response to various factors and events including:

            o The depth and liquidity of the trading market for the common stock
            o   Quarter-to-quarter variations in our operating results
            o The correlation of operating results with the expectations of stockholders and the investment community
            o   The introduction of our products
            o   Conditions in our industry.

            In addition, from time to time, the public markets, and in particular the shares of high technology companies, have experienced broad price and volume fluctuations that often have been unrelated to the operating performance of issuers.

We can give no assurances that our forward looking statements will be correct.

            Certain forward-looking statements, including statements regarding our expected financial position, business and financing plans are contained in this prospectus or are incorporated in documents annexed as exhibits to this prospectus. These forward-looking statements reflect our views with respect to future events and financial performance. The words, "believe," "expect," "plans" and "anticipate" and similar expressions identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations are disclosed in this prospectus. All subsequent written and oral forward-looking statements attributable to us are expressly qualified in their entirety by the cautionary statements. We caution readers not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Currency Exchange Rates

            All dollar amounts stated in this Form 10-K are in U.S. dollars, except where otherwise specifically indicated. The following table sets forth, for the dates indicated, the rates at the specific date for the Canadian dollar per one U.S. dollar, each expressed in Canadian dollars and based on the noon buying rate in New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York:

                                       Fiscal Year Ended June 30
                                       1998       1999       2000
                                       ----       ----       ----

Rate at end of period                 1.4717     1.5070     1.4798
Average rate during the period        1.4178     1.5105     1.4732
High of the period                    1.4721     1.5770     1.5079
Low for the period                    1.3690     1.4512     1.4350


            On August 31, 2000, the noon buying rate in the New York City for cable transfers in Canadian dollars as certified for customs purposes by the Federal Reserve Bank of New York was CDN$1.4720 = US$1.00.

ITEM 2. PROPERTIES

            Lumenon's corporate and technical headquarters are located in Ville St. Laurent, near Montreal, Canada in a facility of approximately 53,000 square feet. Approximately 64% of the space will be occupied by Lumenon's cleanroom and manufacturing areas and the remainder by its offices.

            The lease for the Ville St. Laurent facility is for a period of twelve years ending in July 31 2012, with annual rent in the amount of US$7.10 (CDN$10.50) net per square foot, or US$379,483 (CDN$561,103) in the aggregate for each of the first six years. Thereafter, the annual rent is US$426,612 (CDN$630,789). Operating expenses, including all expenses incurred by the landlord of such facility in connection with the operation, maintenance, repair and replacement of the exterior of the facility and all insurance with respect to the facility, and auxiliary structures and improvements on the land are estimated to be US$2.84 (CDN$4.20) per square foot for the first year, US$151,762 (CDN$224,396) in the aggregate. Lumenon has the option to renew the lease for an additional period of five years at a rate equal to the then current market price for comparable space. The construction of the building was completed in July 2000. Lumenon is currently completing the internal construction of the production facility, including the clean rooms and associated laboratories and installing manufacturing equipment. It is anticipated that the production facility should be operational at the rate of 500 units per day in 2001. Additional equipment and staff should bring this facility to its full capacity of 1,000 units per day by 2002.

            Lumenon's Dorval facility has an existing capacity of 20 units per day and will be used to manufacture products until the Ville St. Laurent facility is operational. Once the second facility is operational, it is Lumenon's intention to reconfigure the Dorval facility as an R&D facility with an ancillary production capability. The lease for such facility is for a period of five years ending in January 2004, with annual rent in the amount of US$3.10 (CDN$4.59) net per square foot, or US$22,193 (CDN$32,814) in the aggregate. Taxes and expenses are estimated at US$1.26 (CDN$1.87) per square foot per year, US$9,042 (CDN $13,369) in the aggregate. Lumenon has the option to renew the lease for an additional period of five years at a rate equal to the then current market price for comparable space in the same building. As of June 30, 2000, the Company had spent US$287,788 (CDN$425,523) on leasehold improvements to construct and equip the Dorval facility.

            The  Company   believes  that  the  Ville  St.  Laurent  and  Dorval
facilities will be adequate for its business as is proposed to be conducted until at least the Spring of 2002.


ITEM 3.                 LEGAL PROCEEDINGS

            The Company is not currently involved in any material legal proceedings. From time to time, however, it may be subject to claims and lawsuits arising in the normal course of business.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                                     PART II


ITEM 5.                 MARKET FOR COMPANY'S  COMMON STOCK AND RELATED  SECURITY
                        HOLDER MATTERS

            The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "LUMM" since April 13, 2000. From July 27, 1998 (the day on which trading in the Common Stock commenced) through January 19, 2000, the Common Stock was quoted on the Over The Counter Bulletin Board ("OTCBB"). From January 19, 2000 to March 8, 2000, pending the effectiveness of the Company's Registration Statement on Form 10, trading in the Common Stock was reported by the National Quotation Bureau in the Pink Sheets. From March 9, 2000 through April 12, 2000, the Common Stock was quoted on the OTCBB. The following table sets out the high and low bid prices of the Common Stock during the calendar year periods indicated. Such prices through April 12, 2000 reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.




                                                     High             Low
                                                     ----             ---

1998
----

Third Quarter (from July 27th)....................   $4.00          $0.63

Fourth Quarter....................................   $1.50          $0.25



1999
----

First Quarter.....................................   $1.56          $0.25

Second Quarter....................................   $3.50          $0.44

Third Quarter.....................................  $14.25          $1.63

Fourth Quarter....................................  $49.00          $3.50



2000
----

First Quarter.....................................  $51.00         $14.16

Second Quarter....................................  $51.00          $9.13

Third Quarter (to August 31st)....................  $28.50         $14.50

Holders

            As of August 31, 2000, there were 96 holders of record, including depositories, of the Company's Common Stock.


Dividends

            The Company has never declared or paid any cash dividends on its Common Stock and presently anticipates that all future earnings, if any, will be retained for the development of its business. The payment of future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company, and general business conditions.


Recent Sales of Unregistered Securities

            The following unregistered securities were issued by the Company during the quarter ended June 30, 2000:

                                                                                Number of Shares          Offering/
          Date of                        Description of                       Sold/Issued/Subject          Exercise
       Sale/Issuance                    Securities Issued                    To Options or Warrants    Price Per Share
       -------------                    -----------------                    ----------------------    ---------------
      April 14, 2000         Warrants to purchase shares of Common Stock             26,000                US$6.00
                             to Groome Capital. com, Inc., an accredited
                                             investor

       May 8, 2000           Warrants to purchase shares of Common Stock            150,000                US$0.90
                              issued to Lavery, de Billy as nominee for
                                        accredited investors

       May 19, 2000          Warrants to purchase shares of Common Stock            200,000                US$0.90
                              issued to Lavery, de Billy as nominee for
                                        accredited investors

         Various             Shares issued to Molex, and accredited investor       5,800,000              US$26.38
                             upon the exercise of the Services Warrant


            The issuance of these securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions by the Company not involving a public offering. All such securities were deemed by the Company to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in such transactions.


ITEM 6.                 SELECTED FINANCIAL DATA

            The following table sets forth selected financial data for the Company for the periods indicated, derived from financial statements prepared in accordance with generally accepted accounting principles in the United States that have been audited by KPMG LLP, Montreal, Canada, for the periods ending June 30, 2000, June 30, 1999 and December 31, 1998. The data set forth below should be read in conjunction with the Company's financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Unless otherwise indicated, all dollar amounts in this Form 10-K are expressed in United States dollars.

            The Company changed its fiscal year end to June 30, effective in 1999. Amounts reported for fiscal year 1999 are for the six months ended June 30, 1999.


                             SELECTED FINANCIAL DATA

                              December 31,       June 30,         June 30,            June 30,
                                 1998              1999             2000                2000
                              ------------       --------         --------            --------


                                          (in Canadian dollars)                    (in U.S. dollars)


Current Assets                $  552,912        $2,044,584      $ 6,058,929          $4,097,745

Capital Assets                      --           1,492,495        4,602,682           3,112,865

Total Assets                     553,155         3,547,080       12,199,898           8,250,978

Liabilities                      119,349         1,002,582        1,606,715           1,086,645

Stockholders'                    433,806         2,544,498       10,314,497           6,975,853
  Equity

                             Fiscal Year      From Inception                        Fiscal Year
                               Ended          to December 31,  Six Months Ended        Ended
                            June 30, 2000         1998           June 30, 1999     June 30, 2000
                            -------------     --------------   ----------------    -------------

                                        (in Canadian dollars)                    (in U.S. dollars)

Research and
  Development               $148,091,681          $ 12,291      $   162,370        $218,968,358
  Expenditures (1)

General and
  Administrative (2)           3,323,130           290,435          569,507           4,913,579

Other Income (Loss)              216,301            15,217          (17,674)            319,823

Net Loss                     151,198,510           287,509          749,551         223,562,114

Loss Per Share (2)          $       5.95          $   0.03      $      0.04        $       8.80

--------------------------

            (1) Amounts shown are net of tax credits and grants and include non-cash expenses resulting from the issuance of Common Stock upon exercise of the Services Warrant (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

            (2) Including depreciation of US$604,369 (CDN$893,620) for the year ended June 30, 2000 and none before.

            (3) As of December 31, 1998, June 30, 1999 and June 30, 2000, the Company had 16,455,000, 20,215,000 and
                        32,970,039 issued and outstanding shares, respectively. The Company has never paid dividends on its Common Stock.

            At December 31, 1998, June 30, 1999 and June 30, 2000, the exchange rate between the Canadian dollar and the US dollar were CDN$1.533, CDN$1.472 and CDN$1.4786 to US$1.00, respectively, based on the rate as of each date issued by the Bank of Canada.


ITEM 7.                 MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements and Uncertainty of Financial Projections

            Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. Such uncertainties include, among others, the following: (i) competition and the pricing and mix of products offered by the Company and its competitors; (ii) difficulties of few product development; (iii) technology changes; (iv) market acceptance of the Company's products; (v) the ability to attract and retain qualified personnel; (vi) changes in the Company's development plans; (vii) larger than expected fluctuations in demand for the Company's products; (viii) general economic conditions; (ix) economic and business conditions specific to the photonics market; and (x) the other risk factors referenced in this Form 10-K.

            From inception (March 2, 1998) to December 31, 1998, activities were mainly oriented to the organization of the Company. Due to the change of year-end, figures of 1999 reflect a six-month period. During that period, highlights of the activities are represented by certain financial arrangements entered into in conenction with the construction of the pilot plant and the acquisition of related capital assets. This management's discussion and analysis focuses on year ended June 30, 2000 compared to the period from inception to June 30, 1999.


Results of Operations

            The Company is a Development Stage Enterprise, which has not, during the periods presented in the Selected Financial Data above, realized any revenues from operations.

            Research and development expenses in 2000, net of tax credits and grants, were US$148,091,681 (CDN$218,968,358). Of these costs, US$147,003,070
(CDN$217,358,739) are non-cash expenses resulting from the issuance of Common Stock in consideration of certain services rendered by Molex under the terms of the Teaming Agreement. In connection with such agreement, the Company issued to Molex an aggregate of 5,800,000 shares upon the exercise of the Services Warrant granted to Molex under the Teaming Agreement. These expenses were recorded at the average monthly market price of the shares issued during the period in which the services were rendered. The Services Warrant has been exercised in full as of June 30, 2000.

            The Company's research and development expenditures, other than those recorded under the Services Warrant, net of tax credits and grants, were US$1,088,611 (CDN$1,609,619) during the twelve-month period ended June 30, 2000, compared to US$118,655 (CDN$174,661) for the period from inception to June 30, 1999, an increase of US$969,956 (CDN$1,434,958). From inception to June 30, 1999, the Company incurred little research and development expenses because it was not yet engaged in full operations. At June 30, 2000, the Company had an existing operation consisting of a sizeable research and development group, a facility and an expansion project underway. During the year ended June 30, 2000, Lumenon designed new DWDM and WWDM products, developed materials and processes and produced prototype devices.

            General and administrative expenses were US$2,718,761 (CDN$4,019,959) in 2000, compared to US$584,200 (CDN$859,942) for the period from inception to June 30, 1999, an increase of US$2,134,561 (CDN$3,160,017). The charges for the period from inception to June 30, 1999, consist mainly of salaries as a result of the increased number of administrative personnel and related expenses to manage the Company's expansion project and the increase in activities resulting from such project. In 2000, the Company has, during the year, built a corporate structure consisting of teams in Corporate Finance, Research and Development, Manufacturing, Business Development and Corporate Development.

            Other income, net of interest expense, consisting of interest on cash and term deposits and gain on foreign exchange, earned during the year ended June 30, 2000 amounted to US$216,301 (CDN$319,823) compared to a loss of US$1,669 (CDN$2,457) for the period from inception to June 30, 1999, an increase of US$217,970 (CDN$322,280). The increase is due to the fact that the Company had more cash on hand during fiscal 2000 than in the preceding period as a result of capital raised through private placements and the exercise of warrants and options and because of a favorable variation in the exchange rate between the Canadian and the US dollar.

            As a result of the above, the Company's overall loss for the year ended June 30, 2000 amounted to US$151,198,510 (CDN$223,562,114) or US$5.95
(CDN$8.80) per share, compared to US$704,524 (CDN$1,037,060) for the period from inception to June 30, 1999.


Financial Condition, Liquidity and Capital Resources


            From its inception to June 30, 1999, the Company had been engaged in capital raising, developmental and organizational activities and construction of its pilot plant. During the year ended June 30, 2000, the Company made significant investments in staffing and equipment. These investments and costs have been financed mainly through proceeds of private placements, the exercise of warrants issued in such private placements and the exercise of options. In 2000, the Company realized net proceeds of US$9,213,670 (CDN$13,623,333) from these sources.

            In July 1999, Lumenon issued 960,000 units at a price of US$1.00 per unit. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US$1.50 per share before June 2001.

            In September 1999, Lumenon issued 407,000 additional units at a price of US$4.00 per unit. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US$6.00 per share before September 2000. Of these warrants, 125,000 were exercised in October 1999.

            In September 1999, Lumenon issued 400,000 additional units to holders of the convertible notes issued in March 1999 upon the full conversion of their notes. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US$0.90 per share before September 30, 2001. Lumenon issued an additional 30,000 units for US$15,000 (CDN$22,179) to the underwriter who had placed the securities upon conversion of the notes into units. The warrants included in the units issued to the underwriter were exercised in December 1999 for proceeds of US$27,000 (CDN$39,922).

            In November 1999, Lumenon issued 21,500 units at a price of US$7.00 per unit. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US$9.00 per share before September 30, 2000.

            In November 1999, Lumenon issued 10,000 additional units at a price of US$10.50 per unit. Each unit comprised one share of Common Stock and one warrant for the purchase of one additional share at a price of US$15.50 per share before October 31, 2000.

            In November 1999, Molex exercised warrants issued to it in June 1999 to acquire 1,666,667 shares at a price of US$0.90 per share for total proceeds of US$1,500,000 (CDN$2,217,900).

            In January 2000, Lumenon issued 86,022 additional units at a price of US$23.25 per unit for a total consideration of US$2,000,000 (CDN$2,957,200). Each unit comprised one share of Common Stock and one half of a common share purchase warrant per share of Common Stock purchased. Each of these warrants can be exercised to acquire one half share of Common Stock at a price of US$30.00 per share before December 7, 2000.

            The second closing under the Stock Purchase Agreement with Molex, which was subject to Lumenon proving out its technology and its ability to manufacture and deliver certain devices, took place in March 2000 and resulted in the issuance of 1,500,000 common shares for cash consideration of US$750,000 (CDN$1,108,950).

            Options to acquire a total of 742,850 shares were exercised during the twelve-month period ended June 30, 2000 for total proceeds of US$742,850 (CDN$1,098,378).

            Additionally, warrants to acquire a total of 2,747,667 (including 1,666,667 shares issued to Molex upon exercise of its warrants) shares were exercised in the twelve-month period ended June 30, 2000 for total proceeds of US$3,348,000 (CDN$4,950,352).

            The funds raised through the above  financing  activities  have been partially offset by operating activities amounting to US$3,641,421 (CDN$5,384,204). The Company has disbursed US$1,974,110 (CDN$2,918,919) in property and equipment during the twelve-month period ended June 30, 2000 and made deposits of US$1,031,495 (CDN$1,525,168) on lease agreement and equipment ordered.

            At June 30, 2000, the Company had cash on hand of US$761,113 (CDN$1,125,382). In addition, the Company had US$2,907,891 (CDN$4,299,608) in term deposits with maturity dates no later than August 23, 2000 and with no restriction in their use. At June 30, 2000, the market value approximated the carrying value.

            The above balances in cash and term deposits, along with proceeds from a financing of a US$35,000,000 (CDN$51,751,000) five-year convertible note on July 25, 2000 (see "Material Agreements - Financing Agreements" in Item 1), should, in management's estimation, be sufficient to meet the Company's financial needs to at least December 31, 2001, excluding unforeseen significant capital expenditures. The Company has no financial obligations of significance as at June 30, 2000 other than operating lease commitments for its existing premises and equipment, and employment agreements. Minimum lease payments under operating lease agreements for premises and equipment for the next twelve months amount to US$661,773 (CDN$978,497).

            The Company does not believe that inflation has had a significant impact on its results of operations.


Subsequent Event

            On July 25, 2000,  the Company sold  US$35,000,000  (CDN$51,751,000)
aggregate principal amount of convertible notes due July 25, 2005 to two institutional investors (see "Material Agreements - Financing Agreements" in
Item 1 for a detailed description).

Foreign Currency Transactions

            Because the Canadian dollar is primary in the economic environment in which the Company operates, the Canadian dollar is its functional currency. Accordingly, amounts presented in US dollars are provided, for convenience of reference only and are based on the closing exchange rate at December 31, 1998, June 30, 1999 and June 30, 2000, which were CDN$1.533, CDN$1.472 AND CDN $1.4786 per US dollar, respectively. The rate stated is from the Bank of Canada for each respective date.


ITEM 7A.                QUANTITATIVE AND QUALITATIVE  DISCLOSURES  ABOUT MARKET
                        RISK

            The Company is exposed to immaterial levels of market risks with respect to changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that the Company consummates financings outside of Canada, the Company receives proceeds in currency other than the Canadian dollar. Most of the Company's operating expenses are incurred in Canadian dollars. Thus, the Company's results of operations will tend to be adversely affected if there is a strong Canadian dollar. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes, nor does it enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.


ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Index to Financial Statements.


ITEM 9.                 CHANGES  IN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS  ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE

            Not applicable.

                                    PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


            The directors and executive officers of Lumenon as of June 30, 2000 and their positions with the Company were:

Name                     Age   Position
----                     ---   --------

Dr. S. Iraj Najafi        46   Director, Chief Executive Officer and President

Dr. Mark P. Andrews       48   Director, Vice President, Chief Technical Officer
                               and Secretary

Dr. Anthony L. Moretti    48   Director

Denis N. Beaudry          56   Director

Pierre-Paul Allard        40   Director

Guy Brunet                48   Director

Gilles Marcotte           61   Director

Pierre-Andre Roy          59   Director

Dr. Chia-Yen Li           38   Chief Operating Officer

Vincent Belanger          33   Vice President-Finance and
                               Chief Financial Officer

Reginald J.N. Ross        39   Vice President of Corporate Development

            Dr. Iraj Najafi joined the Company in July 1998 as Director, President and Chief Executive Officer. He was a co-founder of LILT Canada Inc., a wholly-owned subsidiary of the Company in 1998, with Dr. Mark Andrews. Dr. Najafi received B.Sc and M.Sc. Degrees in physics from Shiraz University and a Ph.D. in Physics from the Ecole Centrale in Paris. After two years of postdoctoral research at the University of Florida, Gainesville, Dr. Najafi joined the Department of Electrical Engineering at the Ecole Polytechnique in Montreal in 1986, as a researcher and subsequently as professor, where he developed an international reputation as a pioneer in glass integrated optics. He also founded the Photonics Research Group at the Ecole Polytechnique. Dr. Najafi has co-authored more than 300 articles, patents, book chapters and books and taken a leadership role in over 25 international conferences. He has been a guest editor for Applied Optics and associate editor of Optical Engineering. Dr. Najafi is a member of the International Society for Optical Engineering (SPIE) and has been elected a Fellow of the SPIE. Dr. Najafi is on leave from Ecole Polytechnique until January 2001. He may extend his leave for an additional two years.

            Dr. Mark P. Andrews joined the Company in July 1998 as Director, Vice President, Chief Technical Officer and Secretary of the Company. He was a co-founder of LILT Canada Inc. Dr. Andrews received his Ph.D. in physical inorganic chemistry from the University of Toronto. In 1984, Dr. Andrews joined the staff of AT&T Bell Laboratories (now Lucent Technologies) as a Principal Investigator in the Materials Research Division where his research focused on the study of non-linear optical properties of polymer composites. In 1990, he joined the Department of Chemistry at McGill University, where he developed new photonic glasses and polymers. Dr. Andrews has been an Assistant Professor and currently is an Associate Professor at McGill University, from which he took a leave of absence from commencing February 1, 2000 in order to devote all of his time to the growth of the Company. He is a member of the Materials Research Society and the International Society for Optical Engineers (SPIE).

            Dr. Anthony L. Moretti became a Director in December 1999. Dr. Moretti has been employed in various executive capacities with Molex Fiber
Optics Inc., Chicago, Illinois, since 1997. He is currently Director-Optoelectronic Development, Molex Fiber Optics Inc, a subsidiary of Molex. Prior to working at Molex, Dr. Moretti worked as an independent consultant for high tech companies from 1994 to 1997 and prior thereto was the Technical Director of Amoco Corporation's research laboratory, which designed and developed optical AWG devices.

            Mr. Denis N. Beaudry became a Director in June 1999. Mr. Beaudry is President of Polyvalor, Montreal, Quebec, Canada, a limited partnership formed by the Ecole Polytechnique for the purpose of commercializing its intellectual property. Since 1984, he has occupied the position of Director of the Centre de Developpement Technologique of the Ecole Polytechnique whose sphere of activities includes technology transfer, licensing of technology and software, joint creation with private industry of laboratories and research centers, strategic alliances, research partnerships, industrial chairs and the emergence of high technology enterprises. In 1998, he joined Polyvalor as President and General Manager. His role consists of enhancing the value of research results for commercial use by means of start-up of high-tech companies in which Polyvalor holds a participation or interest. Mr. Beaudry was President of the Quebec Association of University Research Directors in 1992, and is at present a member of the Board of Directors of the Centre des Technologies Textiles, the College Rosemont, the Corporation de Financement de l'Institut de Cardiologie de Montreal, the Centre de Technologies du Gaz Naturel, the Corporation Commerciale de Materiaux Composites, the Centre de Developpement Rapide de Produits et de Procedes, and the firms Sinlab Inc., BioSyntech Inc., a biopharmaceutical company, Phytobiotech Inc., Polyplan Inc., Odotech Inc. and COESI Inc.

            Mr.  Pierre-Paul  Allard  became a Director  in December  1999.  Mr.
Allard is General Manager of Cisco Systems, Canada, a subsidiary of Cisco Systems Inc., an Internet infrastructure firm. Mr. Allard has been employed in various executive capacities with Cisco since 1993.

            Dr. Chia-Yen Li joined the Company in August 1999 as Chief Operating Officer. Dr. Li received his Ph.D. in Materials Science and Engineering from the University of California in Los Angeles (UCLA). Dr. Li has 10 years of experience in the development of sol-gel materials for photonics. From August 1994 to August 1995, Dr. Li was a Visiting Scholar at the Optical Services Center of the University of Arizona where he conducted research on integrated optical devices and materials on a short-term basis. From August 1995 to July 1997, Dr. Li was a Staff Scientist at NZ Applied Technologies, researching federally funded projects relating to photonics materials and devices. From July 1997 until joining the Company, Dr. Li was a Senior Scientist at MicroTouch Systems Incorporated, which is a supplier of touch and pen sensitive input systems, including touchscreens and electronic whiteboards. Dr. Li was in charge of designing and implementing manufacturing processes on behalf of MicroTouch.

            Mr.  Vincent  Belanger  joined  the  Company  in June  1999 as Chief
Financial  Officer  and  Treasurer.  In  August  2000,  he  was  elected  to the additional office of Vice President-Finance. Mr. Belanger is a chartered accountant. From 1989 until September 1998, Mr. Belanger was employed in the corporate finance department of KPMG LLP, one of the world's leading professional advisory firms, in Montreal. From September 1998 until joining the Company, Mr. Belanger was employed as Vice President Finances and Corporate Controller of Viper International Holdings Ltd., a holding company established for the purpose of making acquisitions.

            Mr. Reginald Ross joined the Company in November 1999 as the Vice President of Corporate Development and Chief of Strategic Operations. Mr. Ross has a B.Eng (Electrical) from Royal Military College of Canada and is both a Professional Engineer (Ontario) and a Certified Project Management Professional. Mr. Ross has a history of over 20 years in information technology project and program management both within the industry and the Department of National Defense of Canada. From September 1999 through December 1999, Mr. Ross was an independent consultant assisting companies in the information technology industry, focusing on optics and photonics. From June 1999 to September 1999, he was Chief Executive Officer and President of Fiberview Technologies Limited, a company producing optical systems devices; from August 1998 to May 1999, Mr. Ross was Program Manager for SpaceBridge Networks Corporation, a company providing broadband satellite communications systems; and prior to August 1998, Mr. Ross was a communications officer in the Department of National Defense retiring at the rank of Major. Through his recent experience as a consultant and executive, Mr. Ross also brings considerable expertise in strategic analysis, planning and executive management within the high-tech start-up environment.

            Mr. Pierre-Andre Roy became a Director in May 2000. Mr. Roy studied Administration and Accounting at Laval University (Quebec City) and at Ecole des Hautes Etudes Commerciales (Montreal). Mr. Roy joined Bombardier Inc. in 1980 as Vice President of Finance and Administration in its Mass Transit Division. In 1987, he became Controller for Bombardier's Transportation Equipment Group and then became Controller for Bombardier Inc. In 1989, Mr. Roy joined Bombardier's Aerospace Group as Vice President of Finance where he was also responsible for Information Technologies and Sales Financing activities. In 1992, he was promoted to President and General Manager of the Aerospace Group's Amphibious Aircraft Division. In 1993, Mr. Roy assumed the role of President and COO for Bombardier Capital. From 1995 to 1996, he served in a dual role as President of Bombardier Capital and Treasurer of the holding corporation, Bombardier Inc. Mr. Roy relinquished his position as Treasurer in May 1996 to focus on developing Bombardier Capital business interests. He retired in February 2000.

            Mr. Guy Brunet became a Director in March 2000. Mr. Brunet has been an Investment Advisor for RBC Dominion Securities Wood Gundy and Richardson Greenshields, investment banking firms, for over twenty years.

            Mr. Gilles Marcotte became a Director in March 2000. He has a MSc. degree in Commerce at the University of Sherbrooke and is a Fellow Chartered Accountant. He was a partner at KPMG and its predecessor firms since 1979 and retired in 1998 at the age of 58. Prior to retirement, he was Partner-in-charge of KPMG's Quebec City office and has been on the Board of Directors of KPMG Canada. Mr. Marcotte sits on the Board of Directors of a number of companies and is President of the Quebec Symphony Orchestra and Caisse Populaire Desjardins of Charlesbourg. Mr. Marcotte also chairs Lumenon's Audit Committee.

            Dr. Moretti is the nominee of Molex which, under the Molex Agreements, has the right to appoint one nominee to the Board of Directors. Mr. Beaudry is the nominee of Polyvalor and McGill University, which jointly have the right to appoint one nominee to the Board of Directors. There are no family relationships among directors and executive officers.

            Commencing with the 1999 annual meeting of stockholders (held on December 7, 1999), directors were divided into three classes, with the initial term of office of (i) Class I to expire at the 2000 annual meeting of
stockholders,   (ii)  Class  II  to  expire  at  the  2001  annual   meeting  of
stockholders, and (iii) Class III to expire at the 2002 annual meeting of stockholders. Commencing with the 2000 annual meeting of stockholders, directors elected to succeed those directors whose terms then expire will be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election. At the 1999 annual meeting of stockholders, Dr. Najafi and Mr. Allard were elected as Class I directors, Mr. Beaudry was elected as a Class II director and Dr. Andrews and Dr. Moretti were elected as Class III directors. Messrs. Roy, Brunet and Marcotte, each of whom was elected by the Board of Directors subsequent to the 1999 Annual Meeting of stockholders, were designated as a Class I director, a Class II director and a Class III director, respectively.


ITEM 11.                EXECUTIVE COMPENSATION

            The following table sets forth, for the periods indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO"). No other executive officer of the Company received compensation in excess of US$100,000 in 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                          Long-Term
                                                                                          ---------
                                                     Annual Compensation                 Compensation
                                                     -------------------                 ------------
Name and Principal Position             Year(1)           Salary(2)        Bonus         # of Options
---------------------------             -------           ---------        -----         ------------

S. Iraj Najafi                          2000             US$121,736         -                   -
Chief Executive Officer and President   1999(3)          US$36,798          -             200,000
                                        1998             US$31,311          -                   -

------------------------

(1)         The Company commenced operations in 1998.

(2) Certain of the executive officers of the Company routinely receive other benefits from the Company, the amounts of which are customary in the Company's industry. The Company has concluded, after reasonable inquiry, that the aggregate amounts of such benefits during each of the periods reflected in the table above did not exceed the lesser of US$50,000 (CDN$73,600) or 10% of the compensation set forth above in respect of any such period.

(3)         Represents solely the six-month period ended June 30, 1999.


Compensation of Directors

            No remuneration or directors fees were paid to directors of the Company during the year ended June 30, 2000, with the exception of reimbursement of expenses. During the fiscal year ended June 30, 2000, non-employee directors were granted the following options to purchase Common Stock:

            Guy Brunet was granted an option to acquire 50,000 shares at a price of US$28.00 per share vesting over two years in equal tranches of 25,000, exercisable for a period of two years after their vesting dates of March 28, 2001 and March 28, 2002, respectively.

            Gilles Marcotte was granted an option to acquire 50,000 shares at a price of US$28.00 per share vesting over two years in equal tranches of 25,000, exercisable for a period of two years after their vesting dates of March 28, 2001 and March 28, 2002, respectively.

            The Board of Directors will determine the remuneration of the directors and officers of the Company during the current and subsequent fiscal years.


Employment Agreements

            Dr. Chia-Yen Li is employed by the Company as Chief Operating Officer pursuant to an employment agreement effective August 1, 1999 for a term of five years. The agreement provides for an initial base salary of US$84,539 (CDN$125,000) annually. The Company also granted Dr. Li an option to acquire up to 250,000 shares of Common Stock. Throughout the employment period and for a period of three years thereafter, the agreement restricts Dr. Li's ability to engage in activities competitive with those of the Company. In addition, throughout the employment period and for a period of two years thereafter, Dr. Li has agreed that he will not solicit any person employed by the Company to leave the Company, or employ or solicit for employment any person who is employed by the Company. The agreement may be terminated by the Company (i) in the event of the bankruptcy, liquidation, or dissolution of the Company, (ii) if Dr. Li commits certain acts constituting cause or (iii) if he is in material breach of the agreement. Dr. Li may terminate the employment agreement upon three months' prior written notice to the Company.

            Vincent Belanger is employed by the Company as Chief Financial Officer pursuant to an employment agreement effective June 14, 1999 for a term of five years. The agreement provides for an initial base salary of US$84,539 (CDN$125,000) annually. The Company also granted Mr. Belanger an option to acquire up to 300,000 shares of Common Stock. Throughout the employment period and for a period of three years thereafter, the agreement restricts Mr. Belanger's ability to engage in activities competitive with those of the Company. In addition, throughout the employment period and for a period of two years thereafter, Mr. Belanger has agreed that he will not solicit any person employed by the Company to leave the Company, or employ or solicit for employment any person who is employed by the Company. The agreement may be terminated by the Company (i) in the event of the bankruptcy, liquidation, or dissolution of the Company, (ii) if Mr. Belanger commits certain acts constituting cause or (iii) if he is in material breach of the agreement. Mr. Belanger may terminate the employment agreement upon one month's prior written notice to the Company.

            Reginald J.N. Ross is employed by the Company as the Vice President of Corporate Development and Chief of Strategic Operations pursuant to an employment agreement effective December 1, 1999 for a term of five years. The agreement provides for an initial base salary of US$84,539 (CDN$125,000) annually. The Company also granted Mr. Ross an option to acquire up to 300,000 shares of Common Stock. Throughout the employment period and for a period of three years thereafter, the agreement restricts Mr. Ross' ability to engage in activities competitive with those of the Company. In addition, throughout the employment period and for a period of two years thereafter, Mr. Ross has agreed that he will not solicit any person employed by the Company to leave the Company, or employ or solicit for employment any person who is employed by the Company. The agreement may be terminated by the Company (i) in the event of the bankruptcy, liquidation, or dissolution of the Company, (ii) if he commits certain acts constituting cause or (iii) if he is in material breach of the agreement. Mr. Ross may terminate the employment agreement upon one month's prior written notice to the Company.

Stock Options

            The Company has created a stock option plan (the "Plan") for its key employees, its Directors and officers and certain consultants. The Plan is administered by the Board of Directors of the Company. The Board may from time to time designate individuals to whom options to purchase shares of common stock of the capital stock of the Company may be granted and the number of shares to be optioned to each. The total number of common shares to be optioned to any one individual may not exceed 5% of the total of the issued and outstanding shares. The option price per share for common stock that is the subject of any option is fixed by the Board when such option is granted and cannot involve a discount to the market price at the time the option is granted. The period during which an option is exercisable may not exceed 10 years from the date the option is granted. Options may not be assigned or transferred and expire within a fixed period from the termination of employment or death of the beneficiary. In the event of certain basic changes in the Company, including a reorganization, merger or consolidation of the Company, or the purchase of shares pursuant to a tender offer for shares of Common Stock of the Company, in the discretion of the Board, each option may become fully and immediately exercisable. Options enabling their beneficiaries to acquire a total of 2,277,150 shares of the Company's Common Stock were outstanding under the Plan as of June 30, 2000. The number of shares of Common Stock as to which options may be granted under the Plan has been increased from 2,500,000 to 6,000,000, subject to approval by stockholders of the Company at the 2000 annual meeting of stockholders.

            The Company has never granted any stock appreciation rights. No stock options were granted by the Company to the Chief Executive Officer during the fiscal year ended June 30, 2000.

Option Exercised and Option Values

            The  following  table  provides   information   related  to  options
exercised by the Chief Executive Officer and the number of and value of options held by the Chief Executive Officer on June 30, 2000.


                         Securities        Aggregate Value                                     Value of Unexercised in the
                          Acquired           Realized          Unexercised Options as at           money optionsas at
          Name           On Exercise           ($)                 June 30, 2000 (#)                June 30, 2000 ($)
          ----           -----------           ---                 -----------------                -----------------

                                                             Exercisable     Unexercisable       Exercisable    Unexercisable
                                                             -----------     -------------       -----------    -------------
     S. Iraj Najafi        200,000         US$5,100,000         -                -                   -               -
                                         (CDN$7,540,860)



Other Compensation Plans

            The Company has no pension plan or other compensation plans for its executive officers or directors.


ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT

            The voting securities of the Company outstanding as of June 30, 2000 consisted of 32,970,039 shares of Common Stock. The following table sets forth information concerning ownership of Common Stock as of June 30, 2000 by (i) each director, (ii) each executive officer, (iii) all directors and executive officers as a group, and (iv) each person who, to the knowledge of the Company, owned beneficially more than 5% of the Common Stock. Unless otherwise indicated, the address of each such holder is in care of the Company, 8851 Transcanada Highway, Ville Saint-Laurent, Quebec, Canada H4S 1Z6. Except as otherwise indicated, and subject to applicable community property laws, each person has sole investment and voting power with respect to the shares shown. Ownership information is based upon information furnished by the respective holders and contained in the Company's records.

                                                                      Number of Shares
                    Directors, Nominees, Executive             of Common Stock Beneficially      Percentage
                      Officers and 5% Stockholders                       Owned (1)               -----------
                      -----------------------------                   ---------------

Dr. S. Iraj Najafi.....................................                 5,037,500(2)                 15.3%

Najafi Holding Inc.(2).................................                 5,037,500(2)                 15.3%

Dr. Mark P. Andrews....................................                 4,812,500(3)                 14.6%

Andrewma Holding Inc...................................                 4,687,500                    14.2%

Anthony L. Moretti(4)..................................                10,314,667(5)                 31.3%

Molex Incorporated(4)..................................                10,314,667                    31.3%

Denis N. Beaudry(6)....................................                    50,000(6)                  (7)

Dr. Chia-Yen Li........................................                    55,650(8)                  (7)

Vincent Belanger.......................................                    44,150(9)                  (7)

Reginald J.N. Ross.....................................                    50,000(10)                 (7)

Guy Brunet.............................................                         -(11)                  --

                                                                      Number of Shares
                    Directors, Nominees, Executive             of Common Stock Beneficially        Percentage
                      Officers and 5% Stockholders                       Owned (1)                 -----------
                      -----------------------------                   ---------------

Gilles Marcotte........................................                   1,000(11)                      --

Pierre-Paul Allard.....................................                       -(11)                      --

Pierre-Andre Roy.......................................                           -                      --

All directors and executive officers as a group........              20,609,617(12)                    62.0%
------------------------------------

(1) A person is deemed to be the beneficial owner of voting securities that can be acquired by such person within 60 days after June 30, 2000 upon the exercise or conversion of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days after June 30, 2000 have been exercised or converted.
(2)         Dr. Najafi is the sole stockholder of Najafi Holding Inc.
(3) Includes (i) 75,000 shares of Common Stock issuable upon exercise of options held by Dr. Andrews and (ii) 4,687,500 shares owned by Andrewma Holdings Inc., of which Dr. Andrews is the sole shareholder.
(4) The address of Molex and Dr. Moretti is 2222 Wellington Court, Lisle, Illinois 60532.
(5) Dr. Anthony L. Moretti is the representative of Molex on the Company's Board of Directors. The shares reflected in the table above represent the shares beneficially owned by Molex. They do not include 50,000 shares of Common Stock issuable upon exercise of an option held by Dr. Moretti.
(6) Denis N. Beaudry is the representative of Polyvalor ("Polyvalor"), a Canadian limited partnership, and McGill University ("McGill"), on the Company's Board of Directors. The shares reflected in the table above do not include the shares beneficially owned by Polyvalor and McGill as to which Mr. Beaudry disclaims beneficial ownership.
            They do include 50,000 shares of Common Stock issuable upon exercise of options held by Mr. Beaudry.
(7)         Less than 1%.
(8) Includes 50,000 shares of Common Stock issuable upon exercise of options held by Dr. Li. Does not include 200,000 shares issuable upon exercise of additional options.
(9) Represents 44,150 shares of Common Stock issuable upon exercise of options held by Mr. Belanger. Does not include 240,000 shares issuable upon exercise of additional options.
(10) Represents 50,000 shares of Common Stock issuable upon exercise of options held by Mr. Ross. Does not include 250,000 shares issuable upon exercise of additional options.
(11) Does not include 50,000 shares of Common Stock issuable upon exercise of options held by each of Mr. Brunet, Mr. Marcotte and Mr. Allard.
(12) Includes (i) an aggregate of 269,150 shares of Common Stock issuable upon exercise of options and (ii) 10,314,667 shares beneficially owned by Molex.


ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On July 7, 1998, the Company entered into agreements with the shareholders of LILT, including Najafi Holdings Inc., a company controlled by Dr. S. Iraj Najafi, who has since become the Chief Executive Officer and a director of the Company, and Andrewma Holdings Inc., a company controlled by Dr. Mark Andrews, who has since become a Vice President and a director of the Company, pursuant to which the Company acquired all of the issued and outstanding shares of the capital stock of LILT in exchange for a total of 12,200,000 shares of Common Stock.

            On May 19 and June 21, 1999, the Company entered into several agreements (the "Molex Agreements") with Molex. The Molex Agreements include a Teaming Agreement, a Stock Purchase Agreement, a Stock Restriction Agreement and a Registration Rights Agreement. The Teaming Agreement was amended in March 2000. Under the Teaming Agreement as amended, the Company and Molex agreed to jointly develop certain DWDM products related to the DWDM market and other photonics markets. Under the Stock Purchase Agreement, Molex purchased 3,000,000 shares of Common Stock at a price of US$0.50 per share in two stages. Lumenon also issued to Molex a warrant to purchase 1,666,667 additional shares of Common Stock at a price of US$0.90 per share, which was exercised in November 1999. In addition, the Company issued the Services Warrant, which was exercised in full during the past fiscal year to Molex. Under the Stock Restriction Agreement, (i) the consent of Molex is required for certain extraordinary actions relating to the governance of the Company and its operations and (ii) certain stockholders of the Company have agreed not to sell their respective shares of the Company to a competitor of Molex without Molex's prior consent. Dr. Moretti, an officer of Molex Fiber Optics Inc., is a director of the Company.

            The Company has entered into a license agreement (the "License Agreement") with Polyvalor, a limited partnership, as represented by its General Partner, Polyvalor Inc. and McGill University (together, Polyvalor and McGill University referred to as the "Licensor") pursuant to which Lumenon acquired the right through October 2017 to produce, sell, distribute and promote products derived from using the patents and know-how, as such terms are defined in the License Agreement, of the Licensor. Using a licensed sol-gel process of the Licensor, Lumenon will design and develop integrated optical devices for DWDM and Plastic Optical Fiber devices for the telecommunications and data communications markets. Lumenon will pay a royalty of 5% on gross sales, up to a maximum of US$2,367,104 (CDN$3,500,000) over the term of the License Agreement. Additionally, the Company issued 750,000 shares of Common Stock to each of Polyvalor and McGill University. Mr. Beaudry, an officer of Polyvalor, is a director of the Company.

                                    PART IV

ITEM 14.                EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES AND REPORTS ON
                        FORM 8-K

(a)         The following documents are filed as part of this Report:

            (1)         Financial Statements.

            See index to financial statements, which appears on page F-1 herein.

            (2)         Exhibits.

            2.1 Amended Plan of Reorganization, Merger and Acquisition by which WWV Development, Inc. (a Delaware corporation) acquired and merged into itself Lumenon Innovative Lightwave Technology, Inc. (a Canadian federal corporation), and acquired Dequet Capital, Inc. (a Nevada corporation) as wholly-owned subsidiaries, dated July 7, 1998 (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 2.1).

            3.1 Amended and Restated Certificate of Incorporation of Lumenon Innovative Lightwave Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 3.1).

            3.2 Amended and Restated By-Laws (incorporated by reference to the Company's Registration Statement on Form 10,
                        Exhibit 3.2).

            4.1         Specimen   Certificate   for  Shares  of  Common   Stock
                        (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 4.1).

            4.2 Lumenon Innovative Lightwave Technology, Inc. Stock Option Incentive Plan (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 4.2).

            4.3         Form of Lumenon Innovative  Lightwave  Technology,  Inc.
                        Warrant to Acquire Shares of Common Voting Stock (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 4.3).

            4.4         Form  of   Convertible   Note   dated   July  25,  2000
                        (incorporated by reference to the Company's Current Report on Form 8-K, filed July 28, 2000, Exhibit 4.1).

            4.5 Form of Stock Purchase Warrant, dated July 25, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed July 28, 2000, Exhibit 4.2).

            10.1 License Agreement by and between Polyvalor and McGill University and Lumenon Innovative Lightwave Technology, Inc. (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 10.1).

            10.2        Teaming  Agreement  between Molex  Incorporated  and its
                        subsidiary Molex Fiber Optics, Inc., and Lumenon Innovative Lightwave Technology, Inc. and its wholly owned subsidiary LILT Canada Inc., dated May 19, 1999 (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 10.2).

            10.3 Stock Purchase Agreement between Molex Incorporated, Lumenon Innovative Lightwave Technology, Inc., and LILT Canada, Inc., dated May 19, 1999 (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 10.3).

            10.4 Stock Restriction Agreement between Molex Incorporated, Lumenon Innovative Lightwave Technology, Inc., and LILT Canada, Inc., Andrewma Holding, Inc., and Najafi Holding Inc., dated June 21, 1999 (incorporated by reference to the Company's Registration Statement on Form 10, Exhibit 10.4).

            10.5 Registration Rights Agreement between Lumenon Innovative Lightwave Technology, Inc. and Molex Incorporated dated June 21, 1999 (incorporated by reference to the
                        Company's Registration Statement on Form 10, Exhibit 10.5).

            10.6 Securities Purchase Agreement by and among Lumenon Innovative Lightwave Technology, Inc., Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed July 28, 2000, Exhibit 10.1).

            10.7 Registration Rights Agreement by and among Lumenon Innovative Lightwave Technology, Inc., Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000 (incorporated by reference to the Company's Current Report on Form 8-K, filed July 28, 2000, Exhibit 10.2).

            10.8 Agreement of Lease between Liberty Sites Ltd. and LILT Canada, Inc., dated May 19, 2000.

            10.9        License Agreement between Polaroid  Corporation and LILT
                        Canada,   Inc.,  a  subsidiary  of  Lumenon   Innovative
                        Lightwave Technology, Inc., dated July 21, 2000.

            21 Subsidiaries of the Company (incorporated by reference to the Company's Registration Statement on Form 10,
                        Exhibit 21).

            23          Consent of KPMG, LLP.

            27          Financial Data Schedule.

(B) Reports on Form 8-K filed in the fourth quarter of the period covered by this Report.

            None.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                   By: /s/ S. Iraj Najafi,
                                      ---------------------------------------
                                        S. Iraj Najafi,
                                        President and Chief Executive Officer



                                               September 6, 2000
                                               -----------------
                                                      Date


                                POWER OF ATTORNEY

            Know all men by these presents, that each person whose signature appears below hereby constitutes and appoints S. Iraj Najafi, Mark P. Andrews and Vincent Belanger his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



/s/  S. Iraj Najafi                                  September 6, 2000
------------------------------------------           --------------------------
S. Iraj Najafi                                       Date
President, Chief Executive Officer
and Director (Principal Executive Officer)



/s/  Mark P. Andrews                                 September 6, 2000
------------------------------------------           --------------------------
Mark P. Andrews                                      Date
Vice President, Chief Technical Officer,
Secretary and Director

/s/  Anthony Moretti                                 September 6, 2000
------------------------------------------           --------------------------
Anthony Moretti                                      Date
Director




/s/  Denis N. Beaudry                                September 6, 2000
------------------------------------------           --------------------------
Denis N. Beaudry                                     Date
Director




------------------------------------------           --------------------------
Pierre-Paul Allard                                   Date
Director



/s/  Vincent Belanger                                September 6, 2000
------------------------------------------           --------------------------
Vincent Belanger                                     Date
Vice President-Finance and
Chief Financial Officer (Principal Financial
and Accounting Officer)



/s/  Guy Brunet                                      September 6, 2000
------------------------------------------           --------------------------
Guy Brunet                                           Date
Director



/s/  Gilles Marcotte                                 September 6, 2000
------------------------------------------           --------------------------
Gilles Marcotte                                      Date
Director


/s/  Pierre-Andre Roy                                September 6, 2000
------------------------------------------           --------------------------
Pierre-Andre Roy                                     Date
Director
kpmg




LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Financial Statements

Year ended June 30, 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000



Financial Statements

      Consolidated Balance Sheets.........................................  F-3

      Consolidated Statements of Operations...............................  F-4

      Consolidated Statements of Cash Flows...............................  F-5

      Consolidated Statements of Stockholders' Equity.....................  F-6

      Notes to Consolidated Financial Statements..........................  F-7

AUDITORS' REPORT TO THE SHAREHOLDERS



We have audited the consolidated balance sheets of Lumenon Innovative Lightwave Technology, Inc. (the "Corporation") as at June 30, 2000 and June 30, 1999 and the consolidated statements of operations, cash flows and stockholders' equity for the year ended June 30, 2000, the six-month period ended June 30, 1999 and for the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as at June 30, 2000 and June 30, 1999 and the consolidated results of its operations and cash flows for the year ended June 30, 2000 and for the six-month period ended June 30, 1999 and for the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000, in accordance with accounting principles generally accepted in the United States of America.






Chartered Accountants



Montreal, Canada

July 21, 2000, except as to note 11 (b)
   which is as of July 25, 2000

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets

==========================================================================================================================
                                                                 June 30,             June 30,              June 30,
                                                                     2000                 2000                  1999
--------------------------------------------------------------------------------------------------------------------------
                                                                    (US$)               (CAN$)                (CAN$)
                                                             (note 2 (a))
Assets

Current assets:
      Cash                                                 $     761,113          $   1,125,382          $ 1,722,871
      Term deposits                                            2,907,891              4,299,608                 --
      Interest and sales tax receivable                          247,487                365,934              237,539
      Research tax credits receivable                            128,990                190,724               34,218
      Prepaid expenses                                            52,264                 77,281               49,956
      --------------------------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------------------------
                                                               4,097,745              6,058,929            2,044,584

Deposits (note 7)                                              1,031,495              1,525,168                 --
Property and equipment (note 4)                                3,112,865              4,602,682            1,492,495
Other assets                                                       8,873                 13,119               10,001

--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
                                                           $   8,250,978          $  12,199,898          $ 3,547,080
==========================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                     $     708,157          $   1,047,082          $   523,550
      Accrued liabilities                                        150,615                222,700              172,812
      Accrued vacation                                            68,918                101,902                7,500
      Obligations under capital leases (note 5)                  158,955                235,031                 --
      Convertible promissory notes                                  --                     --                298,720
      --------------------------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------------------------
                                                               1,086,645              1,606,715            1,002,582

Obligations under capital leases (note 5)                        188,480                278,686                 --

Stockholders' equity:
      Share capital (note 6)                                      33,239                 49,147               30,330
      Additional paid-in capital (notes 3 and 6 (a))         158,842,502            234,864,524            3,404,408
      Deposit on subscription of shares                             --                     --                146,820
      Accumulated deficit during the development
         stage                                              (151,899,888)          (224,599,174)          (1,037,060)
      --------------------------------------------------------------------------------------------------------------------
      --------------------------------------------------------------------------------------------------------------------
                                                               6,975,853             10,314,497            2,544,498

Commitments (note 7)
Subsequent events (note 11)

--------------------------------------------------------------------------------------------------------------------------
                                                           $   8,250,978          $  12,199,898          $ 3,547,080
==========================================================================================================================

See accompanying notes to consolidated financial statements.

On behalf of the Board:

______________________ Director

______________________ Director

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations

====================================================================================================================================
                                                       Year              Year        Six-month              From              From
                                                      ended             ended     period ended      inception to      inception to
                                                    June 30,          June 30,         June 30,      December 31,          June 30,
                                                       2000              2000             1999              1998              2000
------------------------------------------------------------------------------------------------------------------------------------
                                                      (US$)            (CAN$)           (CAN$)            (CAN$)            (CAN$)
                                               (note 2 (a))

Expenses:
      Research and development:
            External research
               (note 3)                        $ 147,019,020     $ 217,382,323     $     25,000     $        --       $ 217,407,323
            Internal research                      1,270,292         1,878,253          169,439            14,440         2,062,132
            Tax credits and grants                  (197,631)         (292,218)         (32,069)           (2,149)         (326,436)
      -----------------------------------------------------------------------------------------------------------------------------
                                                 148,091,681       218,968,358          162,370            12,291       219,143,019

      General and administrative                   2,718,761         4,019,959          569,507           290,435         4,879,901
      Depreciation                                   604,369           893,620             --                --             893,620
      -----------------------------------------------------------------------------------------------------------------------------
                                                   3,323,130         4,913,579          569,507           290,435         5,773,521

Other income (expenses):
      Interest, net                                  160,257           236,956            1,172             7,869           245,997
      Gain (loss) on foreign exchange                 56,044            82,867          (18,846)            7,348            71,369
      -----------------------------------------------------------------------------------------------------------------------------
                                                     216,301           319,823          (17,674)           15,217           317,366

------------------------------------------------------------------------------------------------------------------------------------
Net loss                                       $ 151,198,510     $ 223,562,114     $    749,551     $     287,509     $ 224,599,174
====================================================================================================================================

Net loss per share:
   Basic and diluted                           $        5.95     $        8.80     $       0.04     $        0.02
====================================================================================================================================

Weighted average number
   of shares outstanding                          25,415,601        25,415,601       17,480,967        14,972,188
====================================================================================================================================


See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows

===================================================================================================================================
                                                           Year            Year       Six-month              From             From
                                                          ended           ended    period ended      inception to     inception to
                                                       June 30,        June 30,        June 30,      December 31,          June 30,
                                                           2000            2000            1999              1998             2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                          (US$)          (CAN$)          (CAN$)            (CAN$)            (CAN$)
                                                   (note 2 (a))

Cash flows from:

Operations:
      Net loss                                     $(151,198,510)  $(223,562,114)  $  (749,551)    $   (287,509)    $(224,599,174)
      Adjustment for item not
         involving cash:
            Compensation cost
               (note 6 (b) (ii))                          34,709          51,321       241,058             --             292,379
            Common shares issued
               for services (note 3)                 147,003,070     217,358,739          --               --         217,358,739
            Depreciation                                 604,369         893,620          --               --             893,620
      Change in operating assets and liabilities:
            Interest and sales tax
               receivable                                (86,836)       (128,395)     (216,446)         (21,093)         (365,934)
            Research tax credits
               receivable                               (105,847)       (156,506)      (32,069)          (2,149)         (190,724)
            Prepaid expenses                             (18,480)        (27,325)      (49,956)            --             (77,281)
            Accounts payable and
               accrued liabilities (note 9)              126,104         186,456       584,513          119,349           890,318
      ---------------------------------------------------------------------------------------------------------------------------
                                                      (3,641,421)     (5,384,204)     (222,451)        (191,402)       (5,798,057)
Financing:
      Proceeds from issuance of
         common shares                                 9,695,938      14,336,414     2,764,297              372        17,101,083
      Cash from the acquisition of a
         subsidiary                                         --              --            --            814,322           814,322
      Share issue expenses                              (482,268)       (713,081)     (291,932)         (93,379)       (1,098,392)
      Principal repayments of capital
         lease obligations                               (60,736)        (89,805)         --               --             (89,805)
      Deposit on subscription of shares                     --              --         146,820             --             146,820
      Proceeds from issuance of
         convertible promissory notes                       --              --         298,720             --             298,720
      ---------------------------------------------------------------------------------------------------------------------------
                                                       9,152,934      13,533,528     2,917,905          721,315        17,172,748
Investments:
      Additions to property
         and equipment (note 9)                       (1,974,110)     (2,918,919)   (1,492,495)            --          (4,411,414)
      Additions to other assets                           (2,109)         (3,118)       (9,758)            (243)          (13,119)
      Deposits                                        (1,031,495)     (1,525,168)         --               --          (1,525,168)
      Purchase of term deposits                      (13,399,870)    (19,813,048)         --               --         (19,813,048)
      Disposal of term deposits                       10,491,980      15,513,440          --               --          15,513,440
      ---------------------------------------------------------------------------------------------------------------------------
                                                      (5,915,604)     (8,746,813)   (1,502,253)            (243)      (10,249,309)

---------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash                             (404,091)       (597,489)    1,193,201          529,670         1,125,382

Cash, beginning of period                              1,165,204       1,722,871       529,670             --                --

---------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                $     761,113   $   1,125,382   $ 1,722,871     $    529,670     $   1,125,382
=================================================================================================================================

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity

Periods from inception (March 2, 1998) to June 30, 2000
(in Canadian dollars)

====================================================================================================================================
                                                                   Additional                    Deposit on
                                                                     paid-in    Accumulated     subscription
                                        Shares      Par value        capital      deficit         of shares             Total
------------------------------------------------------------------------------------------------------------------------------------

Issue of common shares
   at inception                          255,000    $   372    $        --       $        --       $    --       $         372

Issue of common shares                16,200,000     24,430          789,892              --            --             814,322

Share issue expenses                        --         --            (93,379)             --            --             (93,379)

Net loss for the period                     --         --               --            (287,509)         --            (287,509)

------------------------------------------------------------------------------------------------------------------------------------
Balance as at December 31,
 1998                                 16,455,000     24,802          696,513          (287,509)         --             433,806

Issue of common shares                 3,760,000      5,528        2,758,769              --            --           2,764,297

Share issue expenses                        --         --           (291,932)             --            --            (291,932)

Compensation cost related to
   stock options granted                    --         --            241,058              --            --             241,058

Net loss for the period                     --         --               --            (749,551)         --            (749,551)

Deposit on subscription
   of shares                                --         --               --                --         146,820           146,820

------------------------------------------------------------------------------------------------------------------------------------
Balance as at June 30, 1999           20,215,000     30,330        3,404,408        (1,037,060)      146,820         2,544,498

Issue of common shares                12,755,039     18,817      232,121,876              --        (146,820)      231,993,873

Share issue expenses                        --         --           (713,081)             --            --            (713,081)

Compensation cost related
   to stock options granted                 --         --             51,321              --            --              51,321

Net loss for the period                     --         --               --        (223,562,114)         --        (223,562,114)

------------------------------------------------------------------------------------------------------------------------------------
Balance as at June 30, 2000           32,970,039    $49,147    $ 234,864,524     $(224,599,174)    $    --       $  10,314,497
====================================================================================================================================

Balance as at June 30, 2000
   in US dollars (note 2 (a))         32,970,039    $33,239    $ 158,842,502     $(151,899,888)    $    --       $   6,975,853
====================================================================================================================================


See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


1.    Organization and business activities:

      Lumenon Innovative Lightwave Technology, Inc. ("Lumenon") was incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc. as a shell company.

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

      The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon activities are performed through LILT, in Canada. In 1999, its year-end has been changed from December 31, to June 30.

      The Corporation is subject to a number of risks, including successful development and marketing of its technology and attracting and retaining key personnel. In order to achieve its business plan, the Corporation anticipates the need to raise additional capital (see notes 3 and 11).


2.    Significant accounting policies:

      These financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States. The significant accounting principles are as follows:

      (a)   Consolidated financial statements and basis of presentation:

            The consolidated financial statements include the accounts of Lumenon and the accounts of LILT. All intercompany transactions and balances have been eliminated.

            US dollar amounts presented on the consolidated balance sheets, consolidated statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at June 30, 2000, which was $1.4786 Canadian dollar per US dollar.

            The functional currency of the Corporation is the Canadian dollar.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


2.    Significant accounting policies (continued):

      (b)   Cash and cash equivalents:

            The Corporation considers all investments that are highly liquid with an original maturity of three months or less and readily convertible into cash to be cash equivalents. As at June 30, 2000 and 1999, there were no cash equivalents.

      (c)   Property and equipment:

            Equipment   and  leasehold   improvements   are  recorded  at  cost.
            Depreciation and amortization are provided using the straight-line method and the following periods:

            ====================================================================
            Asset                                                        Period
            --------------------------------------------------------------------

            Computer equipment and software                             3 years
            Office equipment and fixtures                               5 years
            Leasehold improvements                                Term of lease
            Laboratory and pilot plant equipment                        3 years

            ====================================================================


      (d)   Other assets:

            Other assets, consisting of license and patent costs, are recorded at cost when acquired and are being amortized on a straight-line basis over their economic useful lives or their legal terms of existence, ranging between 10 and 20 years. The capitalized amount with respect to those assets does not necessarily reflect their present or future value and the amount ultimately recoverable is dependent upon the successful commercialization of the related products.

      (e)   Research and development costs:

            Research and development costs and the cost of intangibles, that are purchased from others for use in research and development activities and that have no alternative future uses, are expensed as incurred. Research tax credits on eligible research expenses incurred in Canada are accounted for as a reduction of research and development expenses.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)


================================================================================

2.    Significant accounting policies (continued):

      (f)   Foreign exchange:

            The Canadian dollar is the functional currency of the Corporation. Foreign denominated monetary assets and liabilities are translated at the rate of exchange prevailing at the balance sheet date. Non-monetary assets and liabilities are translated at the rate of exchange prevailing at the date of the transaction. Revenues and expenses are translated at the monthly average exchange rate prevailing during the period. Foreign exchange gains and losses are included in the determination of net earnings.

      (g)   Income taxes:

            The Corporation uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

      (h)   Comprehensive income:

            Since its inception on March 2, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, REPORTING COMPREHENSIVE INCOME, which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this statement had no impact on the Corporation's net income or stockholders' equity.

      (i)   Stock option plan:

            The Corporation applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion no. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations for stock options granted to employees. As such, compensation expense would be recorded on the date of grant only if the then current market price of the underlying stock exceeded the exercise price.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


2.    Significant accounting policies (continued):

      (i)   Stock option plan (continued):

            The Corporation applies FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123") for stock options granted to non-employees. As such, compensation expense is recorded at the date of grant, based on the fair value as at that date using the Black-Scholes option - pricing model.

      (j) Impairment of long-lived assets and long-lived assets to be disposed of:

            The Corporation accounts for long-lived assets in accordance with the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

      (k)   Net loss per share:

            Net loss per share is computed using the weighted average number of shares outstanding during the period. Under the accounting for the LILT transaction described in note 1, the 12,200,000 shares have been considered to be outstanding on a retroactive basis for all periods presented.

      (l)   Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

3.    The Molex agreement:

      Under the terms of a Teaming Agreement, Lumenon and Molex Incorporated ("Molex") agreed to jointly develop certain products related to the Dense Wavelength Division Multiplexing market and other photonic devices. Under the terms of the agreement, Molex is committed to provide services towards the development of the products. In connection therewith, Lumenon granted to Molex a warrant to receive 5,800,000 common shares issuable as Molex fulfills its obligations pursuant to the Teaming Agreement. For the year ended June 30, 2000, an amount of $217,358,739 (US$147,003,070) was recorded under research and development expenses and shares pursuant to the warrant were issued (see note 6 (a) (vi)). Under the terms of this agreement amended during 2000, Molex is committed to purchase a certain number of photonic devices of Lumenon for the first twelve months. After the twelve-month period, Molex will have the option to purchase up to 50% of the excess capacity of Lumenon and both Lumenon and Molex will share Molex's profit upon resale of those devices. Under certain circumstances, Molex may have the right to manufacture all components of the devices in return of a royalty as defined in the agreement.


4.    Property and equipment:

      ==========================================================================
                                                         June 30, 2000
                                            ------------------------------------
                                                          Accumulated   Net book
                                                Cost     depreciation      value
      --------------------------------------------------------------------------

      Computer equipment and software      $  407,294   $   45,756    $  361,538
      Office equipment and fixtures           198,002       13,506       184,496
      Leasehold improvements                1,051,538       78,582       972,956
      Laboratory and pilot plant equipment  3,839,468      755,776     3,083,692

      --------------------------------------------------------------------------
                                           $5,496,302   $  893,620    $4,602,682
      ==========================================================================

      Equipment held under capital leases for which the cost and net book value amount to $603,522 (US$408,171) and $542,557 (US$366,940), respectively, are included in laboratory and pilot plant equipment.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


4.    Property and equipment (continued):

      ==========================================================================
                                                         June 30, 1999
                                               ---------------------------------
                                                          Accumulated   Net book
                                                  Cost   depreciation      value
      --------------------------------------------------------------------------

      Computer equipment and software        $   40,250    $  --      $   40,250
      Office equipment and fixtures              17,618       --          17,618
      Leasehold improvements                    191,807       --         191,807
      Laboratory and pilot plant equipment    1,242,820       --       1,242,820

      --------------------------------------------------------------------------
                                             $1,492,495    $  --      $1,492,495
      ==========================================================================

      All property and equipment were purchased during the six-month period ended June 30, 1999. No depreciation was recorded for the same period as the installation was completed in July 1999.


5.    Obligations under capital leases:

      Future minimum lease payments under capital leases are as follows:

      --------------------------------------------------------------------------

      2001                                                            $  284,823
      2002                                                               175,726
      2003                                                               135,832
      --------------------------------------------------------------------------
      Total minimum lease payments                                       596,381

      Less amount representing interest (at rates varying
      from 11.75% to 18.85%)                                              82,664
      --------------------------------------------------------------------------
      Present value of net minimum capital lease payments                513,717

      Current portion of obligations under capital leases                235,031

      --------------------------------------------------------------------------
      Long-term portion of obligations under capital leases           $  278,686
      ==========================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


6.    Share capital:

      ==========================================================================
                                                          June 30,     June 30,
                                                             2000         1999
      --------------------------------------------------------------------------

      Authorized:
            1,000,000 preferred shares, par value of
               US$0.001 per share
            100,000,000 common shares, par value
               of US$0.001 per share

      Issued and outstanding:
            32,970,039 common shares (1999 - 20,215,000)   $ 49,147   $ 30,330
      --------------------------------------------------------------------------


      (a)   Issue of shares:

            As mentioned in note 1, Lumenon acquired LILT in 1998 under a reorganization and acquisition plan by issuing 12,200,000 common shares to the shareholders of that corporation. At the date of acquisition, there were 255,000 outstanding common shares of Lumenon at an amount of $372 (US$255). In addition, Lumenon issued 4,000,000 common shares to the shareholders of Dequet Capital, Inc. Assets of the latter consisted of cash in the amount of $814,322 (US$540,000).

            1999
            ----

            During the six-month period ended June 30, 1999, the Corporation entered into a Stock Purchase Agreement with Molex who agreed to purchase from Lumenon 3,000,000 common shares at $0.74 (US$0.50) per share in two transactions. The first closing was held in June 1999 for 1,500,000 common shares. In total, the Corporation issued 3,760,000 common shares during the period for a cash consideration of $2,764,297 (US$1,880,000) along with warrants for the purchase of 3,926,667 common shares at a price of $1.32 (US$0.90) per share.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

6.    Share capital (continued):

      (a)   Issue of shares (continued):

            2000
            ----

            During the year ended June 30, 2000, the Corporation concluded the following share capital transactions:

            (i) 1,484,522 common shares were issued for a cash consideration of $7,099,319 (US$4,843,500), of which $146,820 (US$99,297)
                   was received prior to June 30, 1999;

            (ii) promissory notes were converted into 400,000 common shares with a value of $298,720 (US$200,000);

            (iii) in connection with the issuance of common shares referred to in (i) and (ii), 1,912,211 warrants were issued to be exercised at prices varying from $1.33 (US$0.90) to $44.36 (US$30.00) per share;

            (iv) the second closing of the Stock Purchase Agreement with Molex, which was subject to Lumenon proving out its technology and its ability to manufacture and deliver certain devices, took place in March 2000 for an additional 1,500,000 common shares and related cash consideration of $1,093,125 (US$750,000);

            (v)    3,570,517 common shares were issued upon exercise of warrants
                   and   options   for   cash    consideration   of   $6,103,916
                   (US$4,171,350);

            (vi) 5,800,000 common shares were issued for services received from Molex in the amount of $217,358,739 (US$147,003,070). Value of the shares issued has been recorded as Molex fulfilled its obligations pursuant to the Teaming Agreement (see note 3). The transaction was accounted for by using the average market price of the shares of the Corporation during the periods the services were rendered by Molex.

            Under the terms of a Stock Restriction Agreement, no primary stockholders can sell any share to competitors of Molex without Molex's prior consent. The agreement includes certain rights of first refusal and preemptive rights except that Lumenon can issue 6,000,000 units to raise capital within 24 months from the date of the agreement, being June 21, 1999. One unit is comprised of one common share and a warrant for the purchase of one common share. The common share can be sold at a price not less than $0.74 (US$0.50) and the warrant can be exercised at a price not less than $1.33 (US$0.90) per share.

            Certain rights or restrictions terminate upon completion of a Public Sale or a Public Offering as defined in the agreement.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

6.    Share capital (continued):

      (b)   Stock option plan:

            Under a stock option incentive plan established in May 1999, the Corporation may grant options to purchase common shares to key employees, directors, officers and service-providers. The terms, number of common shares covered by each option as well as the permitted frequency of the exercise of such options is determined by the Board of Directors. The plan contemplates that a maximum of 4,000,000 common shares may be optioned under the stock option plan. No optionee can hold options to purchase more than 5% of the number of shares issued and outstanding at any time. The subscription price for each share covered by an option is established by the Board of Directors but such price shall not be lower than the market value at the date of grant.

            Options for the purchase of 3,190,000 common shares at a price ranging from $1.47 (US$1.00) to $41.40 (US$28.00) per share have been granted to June 30, 2000.

            Options granted have to be exercised over a period not exceeding seven years. At June 30, 2000, 1,031,650 outstanding options are exercisable and 1,245,500 outstanding options vest over a period of one to five years.

            (i)   Changes in outstanding options for the period were as follows:

                  ================================================================================
                                                                                 Weighted average
                                                             Number      exercise price per share
                  --------------------------------------------------------------------------------

                  Options outstanding, January 1, 1999           -        $                    -
                  Granted                                 1,940,000            1.44     (US$0.98)

                  --------------------------------------------------------------------------------
                  Options outstanding, June 30, 1999      1,940,000

                  Granted                                 1,250,000       $   25.41    (US$17.18)
                  Exercised                                (822,850)           1.40     (US$0.95)
                  Cancelled                                 (90,000)           2.29     (US$1.56)

                  --------------------------------------------------------------------------------
                  Options outstanding, June 30, 2000      2,277,150
                  ================================================================================


LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

6.    Share capital (continued):

      (b)   Stock option plan (continued):

            (ii)  The  following   table   summarizes   significant   ranges  of
                  outstanding options as at June 30, 2000:

            ================================================================================
                                        Options outstanding            Options exercisable
                               ------------------------------------   ----------------------
                                             Weighted      Weighted                Weighted
            Range of                          average       average                 average
            exercise                        remaining      exercise                exercise
            prices               Options         life         price     Options       price
            --------------------------------------------------------------------------------

            $1.47 - $11.83     1,212,150    2.7 years    $    2.01    1,031,650   $   1.47
            $16.28 - $29.57      680,000    5.0 years        24.63         --           --
            $32.53 - $41.40      385,000    3.6 years        36.41         --           --

            ================================================================================


            (iii) Stock-based compensation:

                  The Corporation applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, in accounting for its stock option plan. The exercise price of all stock options is equal to the market price of the stock at the date of grant and, accordingly, no compensation cost has been recognized for stock options granted to employees in the financial statements. Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the Corporation's net loss would have been adjusted to the pro-forma amounts indicated below:

                  ==========================================================================================================
                                                             Year       Six-month              From               From
                                                            ended           ended      inception to       inception to
                                                         June 30,        June 30,      December 31,           June 30,
                                                             2000            1999              1998               2000
                  ----------------------------------------------------------------------------------------------------------

                  Net loss          As reported    $  223,562,114    $    749,551      $  287,509      $   224,599,174
                                    Pro-forma         225,874,543       1,120,362         287,509          227,282,414

                  ----------------------------------------------------------------------------------------------------------
                  Pro-forma
                     compensation                  $    2,312,429    $    370,811      $       -       $     2,683,240
                  ==========================================================================================================

                  US dollars
                     (note 2 (a))   As reported    $  151,198,510
                                    Pro-forma         152,762,439

                  ------------------------------------------------
                                                   $    1,563,929
                  ================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

6.    Share capital (continued):

      (b)   Stock option plan (continued):

            (iii) Stock-based compensation (continued):

                  =============================================================================
                                                             Year     Six-month            From
                                                            ended         ended    inception to
                                                         June 30,      June 30,    December 31,
                                                             2000          1999            1998
                  -----------------------------------------------------------------------------

                  Pro-forma net loss per share:
                        Basic and diluted                $  8.89      $  0.06    $    0.02
                        U.S dollars                         6.01

                  =============================================================================


                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: risk-free interest of approximately 5.8%, dividend yield of 0%, expected volatility of 200% and expected life of 2 to 5 years (1999 - risk-free interest rate of approximately 5.5%, dividend yield of 0%, expected volatility of 90%, and expected life of 3 years). The per share weighted average fair value of stock options granted during 2000 and 1999 was $27.07 (US$18.31) and $0.87
                  (US$0.59), respectively.

                  Compensation costs of $51,321 (1999 - $241,058) for stock options granted to non-employees have been recognized in the financial statements.

      (c)   Warrants:

            The following warrants are outstanding at June 30, 2000:

            ====================================================================
                Warrants        Expiry date         Exercise price per share*
--------------------------------------------------------------------------------

               1,060,000        August 2000        $       1.33    (US$0.90)
                 296,700     September 2000                8.87    (US$6.00)
                  21,500     September 2000               13.12    (US$9.00)
                  10,000       October 2000               22.92   (US$15.50)
                  43,011      December 2000               34.00   (US$30.00)
                 760,000          June 2001                2.22    (US$1.50)
                 500,000        August 2001                1.33    (US$0.90)
                 400,000       October 2001                1.33    (US$0.90)

--------------------------------------------------------------------------------
               3,091,211
--------------------------------------------------------------------------------

              *   The warrants are exercisable in US$.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================

7.    Commitments:

      (a) Under the terms of a license agreement entered into in July 1998, Lumenon has the rights to produce, sell, distribute and promote products derived from the know-how relating to integrated optical components for Dense Wavelength Division Multiplexing and Plastic Optical Fibre devices for telecommunications, data communications and sensor applications. Lumenon is committed to pay a royalty of 5% on gross sales up to a maximum amount of $3,500,000 (US$2,367,104) until October 2017.

      (b) The Corporation leases premises under operating lease agreements that expire in January 2004 and July 2012. The first lease contains a renewal option for a period of five years at the end of the initial term. Those leases require the Corporation to pay all executory costs such as maintenance and insurance. Rental payments under the terms of these leases are secured by a deposit of $750,000 (US$507,000), of which $75,000 (US$50,700) is refundable per year.

            In  addition,   the  Corporation   leases  certain  equipment  under
            operating leases. Minimum lease payments under operating lease agreements for premises and equipment for the next five years and thereafter are as follows:

            ====================================================================

            2001                                                  $     978,497
            2002                                                        902,828
            2003                                                        866,462
            2004                                                        839,728
            2005                                                        802,300
            Thereafter                                                6,211,447

            --------------------------------------------------------------------
                                                                  $  10,601,262
            ====================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


7.    Commitments (continued):

      (c) The Corporation is committed to purchase equipment in the amount of $4,377,917 (US$2,960,853), for which $775,168 (US$524,258) was disbursed as at June 30, 2000 and recorded under deposits.

            In addition, the Corporation is committed to acquire equipment through capital leases in the amount of $1,133,485 (US$766,593). Estimated future repayments including interest are as follows:

            ====================================================================

            2001                                                 $     375,376
            2002                                                       462,780
            2003                                                       398,238
            2004                                                        55,133

            --------------------------------------------------------------------
                                                                 $   1,291,527
            ====================================================================

      (d) The following schedule shows the composition of total rental expense for all operating leases:

            ====================================================================
                                                                      Six-month
                                                   Year ended      period ended
                                                     June 30,          June 30,
                                                         2000              1999
            -------------------------------------------------------------------

            Minimum rental payments            $       78,168    $       26,735
            ====================================================================


            There was no rental agreement before the six-month period ended June 30, 1999.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================
8.    Income taxes:

      Details of the components of income taxes are as follows:

      ------------------------------------------------------------------------------------------------------
                                                                               Six-month     From inception
                                                           Year ended       period ended                 to
                                                             June 30,           June 30,       December 31,
                                                                 2000               1999               1998
      ------------------------------------------------------------------------------------------------------

      Net loss:
            US operations                              $  217,736,986      $      241,058    $          -
            Canadian operations                             5,825,128             508,493          287,509
      ------------------------------------------------------------------------------------------------------
                                                          223,562,114             749,551          287,509


      Less:
            Compensation cost not deductible
               for tax purposes                                51,321             241,058               -
            Expense related to the Teaming
               Agreement no deductible for tax
               purposes                                   210,510,490                  -                -
      ======================================================================================================
                                                            8,000,303             508,493          287,509
      ------------------------------------------------------------------------------------------------------
      Basic income tax rate                                       38%                 38%              38%

      ------------------------------------------------------------------------------------------------------
                                                            3,040,115             193,227          109,253

      Adjustment in income taxes resulting from:
            Loss carryforwards and unclaimed
               deductions not recognized                    3,040,115             193,227          109,253

      ------------------------------------------------------------------------------------------------------
                                                       $           -       $           -     $          -
      ======================================================================================================


      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Since the Corporation is a development stage corporation, the generation of future taxable income is dependent on the successful commercialization of its products and technologies.

      At June 30, 2000, Lumenon and its subsidiary, LILT, the Canadian Corporation, had accumulated scientific research and experimental development expenditures and other unclaimed deductions which are available to reduce future years' taxable income.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


8.    Income taxes (continued):

      Details of the available deductions are as follows:

      ==========================================================================

                                                           Lumenon                          LILT
                                                                               ---------------------------------
                                                                              Federal              Provincial
      ----------------------------------------------------------------------------------------------------------

      Research and development expenditures,
         without time limitation                       $          -       $   7,963,000       $     8,394,000

      Excess of net book value of property and
         equipment over the undepreciated
         capital cost                                             -          (2,944,569)           (3,154,954)

      Losses carried forward:
            Expiring      - 2006                                  -             315,000               358,000
                          - 2007                                  -           1,494,000             1,725,000
                          - 2020                           2,175,000                 -                     -

      ==========================================================================================================

      In addition, research tax credits, not recorded in the accounts and available to reduce future Federal income taxes payable, amount to $258,000 and $654,000 and expire in 2009 and 2010, respectively.

      In accordance with Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES, the income tax effect of temporary differences that give rise to the net deferred tax assets is presented below:

      =================================================================================================
                                                                   June 30,              June 30,
                                                                      2000                  1999
      -------------------------------------------------------------------------------------------------

      Scientific research and experimental development         $    3,064,730         $    79,420
      Non-capital losses                                            1,415,000             228,000
      Excess of net book value of equipment over
         the undepreciated capital cost                            (1,137,866)                 -
      Investment tax credits                                          912,000             280,000
      Less valuation allowance                                     (4,253,864)           (587,420)

      -------------------------------------------------------------------------------------------------
                                                               $           -          $        -
      =================================================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


9.    Supplemental cash flow disclosure:

      Non-cash investing and financing activities:

      Acquisition of property and equipment through capital leases amounts to $603,522 (US$408,171) at June 30, 2000 (1999 - nil).

      Capital expenditures of $481,366 (US$325,555) are included in accounts payable at June 30, 2000 (1999 - nil).


10.   Financial instruments:

      (a)   Foreign currency risk management:

            Options and warrants are exercisable in US dollars and payable in such currency. Ultimate proceeds upon exercise of options and warrants may vary due to fluctuations in the value of the Canadian dollar relative to the US currency.

      (b)   Credit risk:

            Financial instruments that potentially subject the Corporation to significant concentrations of credit risk consist principally of short-term investments and accounts receivable.

            The Corporation has investment policies that require placement of short-term investments in financial institutions evaluated as highly creditworthy.

            In the normal course of business, the Corporation evaluates the financial condition of the parties with which it contracts on a continuing basis and reviews the creditworthiness of all new parties. The Corporation determines an allowance for doubtful accounts to reflect specific risks.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


10.   Financial instruments (continued):

      (c)   Fair values:

            The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2000 and 1999. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

            ==========================================================================================================
                                                                         June 30,                          June 30,
                                                                             2000                              1999
            ----------------------------------------------------------------------------------------------------------

                                                          Carrying           Fair         Carrying             Fair
                                                            amount          value           amount            value
            ----------------------------------------------------------------------------------------------------------

            Financial assets:
                  Cash                                $  1,125,382   $  1,125,382    $   1,722,871     $  1,722,871
                  Term deposits                          4,299,608      4,299,608               -                -
                  Interest and sales tax receivable        365,934        365,934          237,539          237,539

            Financial liabilities:
                  Accounts payable                       1,047,082      1,047,082          523,550          523,550
                  Accrued liabilities                      324,602        324,602          180,312          180,312
                  Convertible promissory note                   -              -           298,720          298,720

            ==========================================================================================================


            The carrying amounts shown in the table are included in the consolidated balance sheet under the indicated captions.

            The following method and assumption were used to estimate the fair value of each class of financial instruments:

            The carrying amounts approximate fair value because of the short maturity of these instruments.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued

Year ended June 30, 2000 and six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2000 (in Canadian dollars)

================================================================================


11.   Subsequent events:

      (a) On July 21, 2000, the Corporation entered into a non-exclusive license agreement with a third party. The Corporation is committed to pay an initial license fee of $584,047 (US$395,000) and royalties on sales of products as defined in the agreement.

      (b) On July 25, 2000, the Corporation closed a financing involving the issuance of $51,751,000 (US$35 million) five-year convertible notes bearing interest at 7.5% per annum. Interest is payable upon the earlier to occur of the repayment or conversion of the notes. The notes are convertible into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor as $10.35 (US$7) and a ceiling of $36.96 (US$25) and a floor of $10.35 (US$7). The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares at a price to be established in 18 months; the investors will have the right to purchase shares of Lumenon at a maximum price of $44.36 (US$30) per share if Lumenon's shares are then traded at a value exceeding $103.50 (US$70). If the stock price is between $44.36 (US$30) and $103.50 (US$70), the price will be the then traded value of the shares minus $44.36 (US$30), divided by two, plus $14.78 (US$10). If the stock price is under $44.36 (US$30), the price will be $14.78 (US$10).