Form 10-Q
period 2000-09-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2000-11-14
CIK 1098432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                September 30, 2000
                               -------------------------------------------------

(  )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from____________________________ to___________________

Commission File Number:    0-27977
                        -------------

                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                  Delaware                               98-0213257
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

8851 Trans-Canada Highway, Ville Saint-Laurent (QC) Canada           H4S 1Z6
----------------------------------------------------------           -------
(Address of Principal Executive Offices)                             (Zip Code)

                                 (514) 331-3738
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.(X) Yes ( ) No


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 36,069,153 shares of Common Stock, $.001 par value, as of November 8, 2000.

         LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I.    FINANCIAL INFORMATION                                          3


Item 1.    Financial Statements                                           3

           Consolidated Balance Sheets as of September 30, 2000
           (unaudited) and June 30, 2000                                  3

           Consolidated Statements of Operations (unaudited) for the
           three months ended September 30, 2000 and 1999                 4

           Consolidated  Statements  of Cash  Flows
           (unaudited)  for the three  months ended
           September 30, 2000 and 1999                                    5

           Notes to Consolidated Financial Statements (unaudited)         6

Item 2.    Management's Discussion and Analysis of Financial Condition   13
           and Results of Operations

PART II.   OTHER INFORMATION                                             21

Item 2.    Change in Securities and Use of Proceeds                      21

Item 6.    Exhibits and Reports on Form 8-K                              24

Signatures                                                               25

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)
(in thousands of dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                September 30,           September 30,               June 30,
                                                                         2000                    2000                   2000
----------------------------------------------------------------------------------------------------------------------------
                                                                        (US$)                  (CAN$)                 (CAN$)
                                                                     (note 6)
Assets

Current assets:
      Cash and cash equivalents                              $            304         $           458          $       1,125
      Term deposits                                                    30,866                  46,515                  4,300
      Interest and sales tax receivable                                 1,313                   1,979                    366
      Research tax credits receivable                                     201                     303                    191
      Prepaid expenses                                                     77                     116                     77
      ----------------------------------------------------------------------------------------------------------------------
                                                                       32,761                  49,371                  6,059

Deposits (note 7)                                                       1,229                   1,852                  1,525
Property and equipment (note 3)                                        12,618                  19,016                  4,603
Other assets                                                               11                      16                     13
----------------------------------------------------------------------------------------------------------------------------
                                                             $         46,619         $        70,255          $      12,200
============================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                       $          4,293         $         6,470          $       1,047
      Accrued liabilities                                                 387                     583                    325
      Obligations under capital leases                                    357                     538                    235
      ----------------------------------------------------------------------------------------------------------------------
                                                                        5,037                   7,591                  1,607

Convertible notes (note 4)                                             14,120                  21,278                     -
Obligations under capital leases                                          514                     775                    279

Stockholders' equity:
      Share capital (note 5)                                               35                      53                     49
      Additional paid-in capital (note 5)                             194,211                 292,676                234,864
      Accumulated deficit                                            (167,298)               (252,118)              (224,599)
      ----------------------------------------------------------------------------------------------------------------------
                                                                       26,948                  40,611                 10,314
Commitments (note 7)
Subsequent events (note 9)
----------------------------------------------------------------------------------------------------------------------------
                                                             $         46,619         $        70,255          $      12,200
============================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

On behalf of the Board:

______________________ Director

______________________ Director

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)
(in thousands of dollars, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                         Three months             Three months            hree months                        From
                                                ended                    ended                  ended                inception to
                                        September 30,            September 30,            ptember 30,               September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                 2000                     2000                   1999                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                (US$)                   (CAN$)                 (CAN$)                      (CAN$)
                                             (note 6)

Expenses:
      Research and
         development                  $           966         $          1,457         $        2,069       $             220,926
      Research tax credits                        (75)                    (113)                   (35)                       (439)
------------------------------------------------------------------------------------------------------------------------------------
                                                  891                    1,344                  2,034                     220,487

      General and administrative
         expenses                               2,415                    3,639                    487                       8,519
      Depreciation                                364                      548                     91                       1,441
------------------------------------------------------------------------------------------------------------------------------------
                                                2,779                    4,187                    578                       9,960

Other expenses (income):
      Loss (gain) on foreign
         exchange                                (472)                    (711)                    55                        (782)
      Interest expense                            484                      729                     13                         771
      Interest income                            (526)                    (793)                   (16)                     (1,081)
------------------------------------------------------------------------------------------------------------------------------------
                                               14,591                   21,988                     52                      21,671

------------------------------------------------------------------------------------------------------------------------------------
Net loss                              $        18,261         $         27,519         $        2,664       $             252,118
------------------------------------------------------------------------------------------------------------------------------------

Net loss per share                    $          0.53         $           0.80         $         0.13
-----------------------------------------------------------------------------------------------------------

Weighted average number
   of shares outstanding                   34,511,352               34,511,352             21,116,992
-----------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of dollars)

------------------------------------------------------------------------------------------------------------------------------------
                                            Three months            Three months            Three months                    From
                                                   ended                   ended                    ended           inception to
                                           September 30,           September 30,            September 30,          September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                    2000                    2000                     1999                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                   (US$)                  (CAN$)                   (CAN$)                 (CAN$)
                                                (note 6)
Cash flows from:

Operating activities:
      Net loss                          $        (18,261)         $      (27,519)        $         (2,664)      $       (252,118)
      Adjustment for items not
         involving cash:
            Depreciation                             364                     548                       91                  1,441
            Interest expense on
               convertible notes                  15,587                  23,489                                          23,489
            Compensation cost                        469                     707                       -                     999
            Shares issuable for
               services                               -                       -                     1,892                217,359
            Unrealized loss on
               foreign exchange                      431                     650                       -                     650
      Net change in operating assets
         and liabilities (note 8)                   (805)                 (1,211)                    (231)                  (954)
------------------------------------------------------------------------------------------------------------------------------------
                                                  (2,215)                 (3,336)                    (912)                (9,134)
Financing activities:
      Proceeds from issuance of
         common shares                             3,911                   5,893                    3,985                 23,141
      Cash from the acquisition of a
         subsidiary                                   -                       -                        -                     814
      Share issue expenses                           (18)                    (27)                    (292)                (1,125)
      Principal repayments of
         capital lease                               (54)                    (81)                      -                    (171)
      Proceeds from issuance of
         convertible notes                        34,003                  51,243                       -                  51,542
      Debt issue costs                            (1,898)                 (2,861)                                         (2,861)
------------------------------------------------------------------------------------------------------------------------------------
                                                  35,944                  54,167                    3,693                 71,340
Investing activities:
      Additions to property and
         equipment                                (5,941)                 (8,953)                    (535)               (13,365)
      Deposits                                      (217)                   (327)                      -                  (1,852)
      Purchases of term deposits                 (38,594)                (58,162)                  (2,787)               (77,975)
      Disposals of term deposits                  10,582                  15,947                       -                  31,460
      Additions to other assets                       (2)                     (3)                      -                     (16)
------------------------------------------------------------------------------------------------------------------------------------
                                                 (34,172)                (51,498)                  (3,322)               (61,748)

------------------------------------------------------------------------------------------------------------------------------------
 (Decrease) increase in cash
   and cash equivalents                             (443)                   (667)                    (541)                   458

Cash and cash equivalents,
   beginning of period                               747                   1,125                    1,723                     -

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                        $            304          $          458         $          1,182       $            458
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

      In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at September 30, 2000, June 30, 2000, its results of operations and cash flows for the three months ended September 30, 2000 and 1999 and from inception to September 30, 2000.

      While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2000.


1.    Organization and business activities:

      The Corporation's principal business activity is to develop products related to the Dense Wavelength Division Multiplexing market and other photonics markets.

      The Corporation is subject to a number of risks, including successful development and marketing of its technology and attracting and retaining key personnel. The Corporation has entered into the process of establishing its production facilities during the three-month period ended September 30, 2000. In order to achieve its business plan, the Corporation anticipates the need to raise additional capital.


2.    Molex agreements:

      (a)   Stock Restriction Agreement:

            As part of financing arrangements of 1999 with Molex Incorporated ("Molex"), the Corporation entered into a stock restriction agreement whereby no primary stockholders can sell any share to competitors of Molex without Molex's prior consent. The agreement includes Right of First Refusal and Preemptive rights except that Lumenon can issue 6,000 units (one common share and a warrant for the purchase of one common share at a price not less than $1.32 (US$0.90) per share) at a price not less than $0.74 (US$0.50) per unit to raise capital within 24 months from the date of the agreement.

            Certain rights or restrictions might be terminated upon completion of a Public Sale or a Public Offering as defined in the agreement.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------


2.    Molex agreement (continued):

      (b)   Teaming Agreement:

            Under the terms of a teaming agreement, Molex is committed to purchase a certain number of photonic devices of Lumenon for the first twelve months. After the twelve-month period, Molex will have the option to purchase up to 50% of the excess capacity of Lumenon and both Lumenon and Molex will share Molex's profit upon resale of those devices. Under certain circumstances, Molex may have the right to manufacture all components of the devices in return of a royalty as defined in the agreement.

3.    Property and equipment:

--------------------------------------------------------------------------------------------------
                                                                                September 30, 2000
--------------------------------------------------------------------------------------------------

                                                                 Accumulated             Net book
                                                    Cost         depreciation               value
--------------------------------------------------------------------------------------------------

      Computer equipment and software           $    672          $     91           $      581
      Office equipment and fixtures                  782                57                  725
      Leasehold improvements                       1,550               140                1,410
      Pilot plant equipment and
         laboratory installation                   6,601             1,153                5,448
      Production equipment and laboratory
         installation                             10,852                 -               10,852

-------------------------------------------------------------------------------------------------
                                                $ 20,457          $  1,441           $   19,016
-------------------------------------------------------------------------------------------------


      Cost and net book value of pilot plant and production equipment held under capital leases amount to $1,528 and $1,395 respectively as at September 30, 2000.

      The  Corporation  is  in  the  process  of  establishing   its  production
      facilities. No depreciation was recorded with respect to production equipment and laboratory installation.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------


4.    Convertible notes:

      On July 25, 2000, the Corporation closed a financing involving the issuance of $51,243 (US$35,000,000) five-year convertible notes bearing interest at 7.5% per annum. Interest is payable upon the earlier to occur of the repayment or conversion of the notes. The notes are convertible at any time into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of US$7 and a ceiling of US$25.

      The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares exercisable on or after January 25, 2002 and expiring on July 25, 2005. Exercise price of the warrants is based on a formula whereby such price may vary from US$10 to US$30. In addition, the exercise price will be lower than the fair market value except if the fair market value is equal or lower than US$10.

      Related debt issue costs amounted to $2,861.

      The Corporation applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). As a result, the convertible notes were discounted by $34,394 and are presented net of the debt discount which is amortized over the term of the notes. Interest expense with respect to the beneficial conversion feature of convertible notes and amortization of debt discount was recorded in the amount of $20,960. Additional paid-in capital was increased by $51,243 as a result of the amount allocated to the stock purchase warrants and the beneficial conversion feature of the notes.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

5.    Share capital:

-----------------------------------------------------------------------------------------------------------
                                                                          September 30,            June 30,
                                                                                   2000                2000
-----------------------------------------------------------------------------------------------------------

      Authorized:
            1,000,000 preferred shares, par value
               of US$0.001 per share
            100,000,000 common shares, par value
               of US$0.001 per share

      Issued and outstanding:
            35,452,739 common shares (June 30, 2000 - 32,970,039)       $           53           $    49
-----------------------------------------------------------------------------------------------------------

      During the three-month period ended September 30, 2000, the Corporation concluded the following share capital transactions:

      (a)   Issue of shares:

            2,482,700 common shares were issued for a cash consideration of $5,893 upon exercise of options and warrants.

      (b)   Stock option plan:

            Changes in outstanding options for the three-month period ended September 30, 2000 were as follows:

--------------------------------------------------------------------------------------------------------
                                                                                      Weighted average
                                                                Number          exercise price per share
--------------------------------------------------------------------------------------------------------

            Options outstanding, June 30, 2000               2,277,150          $13.92 (US$9.24)
            Granted                                          1,105,000          $35.67 (US$23.67)
            Exercised                                         (144,500)         $1.53 (US$1.03)

--------------------------------------------------------------------------------------------------------
            Options outstanding, September 30, 2000          3,237,650          $21.90 (US$14.53)
--------------------------------------------------------------------------------------------------------

            At September 30, 2000, 204,650 outstanding options are exercisable and 3,033,000 outstanding options vest over a period of one to seven years.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

5.    Share capital:

      (c)   Warrants:

            The following warrants are outstanding at September 30, 2000:

-----------------------------------------------------------------------------
                   Warrants         Expiry date      Exercise price per share
-----------------------------------------------------------------------------

                     10,000        October 2000        $23.36 (US$15.50)
                     43,011       December 2000        $45.21 (US$30.00)
                    700,000           June 2001        $2.26 (US$1.50)
                     14,000           July 2003        $37.68 (US$25.00)
                  5,000,800           July 2005                       *

-----------------------------------------------------------------------------
                  5,767,811
-----------------------------------------------------------------------------

            * The exercise price per share, to be established in 18 months, may vary from $15.07 (US$10.00) to $45.21 (US$30.00) subject to the then traded value of the stock (note 4).

6.    Functional currency and convenience translation:

      The functional currency of the Corporation is the Canadian dollar.

      US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at September 30, 2000, which was $1.507 Canadian dollar per US dollar.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)


7.    Commitments:

      (a) Since July 1, 2000, the Corporation entered in new capital leases at interest rate varying from 11.75% to 13.96%. Minimum lease payments under capital lease agreements for the next four years are as follows:

--------------------------------------------------------------------------------

            2001                                              $           277
            2002                                                          279
            2003                                                          236
            2004                                                            3

--------------------------------------------------------------------------------
                                                              $           795
--------------------------------------------------------------------------------


      (b) As at September 30, 2000, the Corporation is committed to purchase equipment in the amount of $2,469 for which $1,852 was disbursed and recorded under deposits.

      (c) In addition, the Corporation is committed to acquire equipment through capital leases in the amount of $1,464 repayable over a period of approximately three years.

      (d) On July 21, 2000, the Corporation entered into a non-exclusive license agreement with a third party. Under the terms of this agreement, Lumenon is committed to pay royalties on sales of products as defined in the agreement.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended September 30, 2000 and 1999 and period from inception (March 2, 1998) to September 30, 2000 (in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------
8.    Supplemental cash flow disclosure:

      (a)   Net change in operating assets and liabilities:

------------------------------------------------------------------------------------------------------------------------------------
                                             Three months             Three months           Three months                   From
                                                    ended                    ended                  ended           inception to
                                            September 30,            September 30,          September 30,          September 30,
                                                     2000                     2000                   1999                   2000
------------------------------------------------------------------------------------------------------------------------------------
                                                    (US$)                   (CAN$)                 (CAN$)                 (CAN$)
            Interest and sales
               tax receivable             $        (1,071)         $        (1,613)      $           (136)    $           (1,979)
            Research tax credits
               receivable                             (75)                    (113)                   (38)                  (303)
            Prepaid expenses                          (26)                     (39)                    23                   (116)
            Accounts payable and
               accrued liabilities                    367                      554                    (80)                 1,444

------------------------------------------------------------------------------------------------------------------------------------
                                          $          (805)         $        (1,211)     $            (231)    $             (954)
------------------------------------------------------------------------------------------------------------------------------------


      (b)   Non-cash investing and financing activities:

            Acquisition of property and equipment through capital leases amounts to $880 for the three- month period ended September 30, 2000.

            Capital expenditures of $5,127 are included in accounts payable at September 30, 2000.


9.    Subsequent events:

      (a) On October 16, 2000, $10,549 (US$7,000) of the principal amount of the convertible notes plus interest were converted into 616,414 common shares.

      (b) In October 2000, the Corporation granted under its stock option incentive plan 352,500 options to certain employees for the purchase of 352,500 common shares at price varying from $23.92 (US$15.87) to $41.50 (US$27.54)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believe," "anticipate," "estimate" "expect" and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below and elsewhere in this Quarterly Report, and in other documents we have filed with the SEC.

            All numbers in this management's discussion section are rounded to the nearest thousand.

RESULTS OF OPERATIONS

            We are a development stage company that has not yet realized any revenues from operations.

            Research and development expenses for the three-month period ended September 30, 2000, net of tax credits and grants, were CDN$1,344,000 (US$891,000) compared to CDN$2,034,000 during the same period in 1999. The decrease of CDN$690,000 in research and development expenses is due to a CDN$1,892,000 non-cash expense resulting from the issuance of our common stock in consideration of certain services rendered by Molex Incorporated under the terms of a teaming agreement during the 1999 period. The exclusion of these charges of CDN$1,892,000 from research and development expenses in the quarter ended September 30, 1999 would result in an effective increase of CDN$1,202,000 compared to the 2000 period. This effective increase is due to the fact that the Company increased its research and development headcount by six to meet demands of increased work volume as the research and development team focused its efforts on the introduction of new designs, on the refinement of its microfabrication processes, and on the transfer of process technology to manufacturing.

            General and administrative expenses were CDN$4,187,000 (US$2,779,000) during the period ended September 30, 2000 compared to CDN$578,000 for the same period in 1999, an increase of CDN$3,609,000. The increase is mainly attributable to the fact that we hired 93 employees during the last twelve months. In addition to the increased number of employees, we also moved our headquarters to a new building and continued to develop our infrastructure.

            Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$21,988,000(US$14,591,000) during the quarter ended September 30, 2000 compared to CDN$52,000 during the same period in 1999, an increase of CDN$21,936,000. The increase is mainly due to the CDN$51,243,000 (US$35,000,000)
convertible notes the Company issued on July 25, 2000. The interest expense portion of the other expenses are mainly made of the fact that this convertible notes bear interest at 7.5% per annum. The financing charge, an expense not involving cash and totaling CDN$22,763,000 (US$15,105,000) is explained below. Interest income during this quarter amounted to CDN$793,000 (US$526,000), compared to CDN$16,000 in the same period in 1999, an increase of CDN$777,000. This increase is due to the fact that we had more cash and term deposits during this quarter as a result of capital raised through the exercise of warrants and options and the issuance of the convertible notes.

            As a result of the above expenses, our net loss for the three-month period ended September 30, 2000 was CDN$27,519,000 (US$18,261,000) or CDN$0.80
(US$0.53) per share, compared to CDN$2,664,000 or CDN$0.13 per share for the same period in 1999.

            Our activities are being ramped-up to our planned production levels. The increased activities will require us to have additional employees, equipment and resources to manage the organization. This should increase our monthly burn rate by approximately CDN$1,000,000 by the end of Fiscal 2001.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            On July 25, 2000, we sold CDN$51,243,000  (US$35,000,000)  aggregate principal amount of five-year convertible notes due July 25, 2005 to two institutional investors. The notes bear interest at a rate of 7.5% per annum and are convertible at any time into common stock at a conversion price based on the closing bid price of the common stock at the time of conversion, with a minimum conversion price of US$7 per share and a maximum conversion price of US$25 per share. On October 16, 2000, notes in the aggregate principal amount of CDN$10,549,000 (US$7,000,000), together with accrued interest, were converted into 616,414 shares of common stock at a price equal to US$11.55 per share.

            In connection with the financing, the investors also received five-year warrants to purchase an aggregate of 5,000,800 shares of common stock. The warrants are exercisable on or after January 25, 2002. The exercise price of the warrants is based on a formula whereby the price may vary from US$10 per share to US$30 per share. Based on the formula, the exercise price of the warrants will be lower than the fair market value of the common stock at the time that the warrants vest unless the fair market value of the common stock is equal to or lower than US$10 per share.

            We will apply APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to determine the accounting treatment of the notes and the warrants. These bulletins require that we allocate the proceeds from the notes among the notes and the warrants. As a result, the notes will be discounted and the beneficial conversion feature of notes will be recorded as financing charges.

            Because the notes are convertible at any time, financing charges of CDN$21,581,000 (US$14,321,000) are recorded as expenses at the date of the transaction. In addition, amortization of debt discount for the period ended September 30, 2000 amounting to CDN$1,182,000 (US$784,000) is also recorded as financing charges. However, these additional charges are non-cash transactions and accordingly will have no effect on our cash flows.

            If the notes and unpaid interest calculated at the rate of 7.5% are not converted into common stock, we will be required to pay an aggregate of CDN$41,694,000 (US$28,000,000) plus accrued interest to the investors upon maturity.

            During the quarter ended September 30, 2000, we actively acquired equipment in order to open our plant on October 6, 2000. As such, we disbursed CDN$8,953,000 (US$5,941,000) in equipment as well as CDN$327,000 (US$217,000) in related deposits and infused CDN$3,336,000 (US$2,215,000) in our operating activities. Finally, we raised CDN$5,893,000 (US$3,911,000) through the issuance of shares from the conversion of warrants and the exercise of stock options.

            As of September 30, 2000, as a result of the above activities, we had cash, cash equivalents and term deposits of CDN$46,973,000 (US$31,170,000).

            We do not believe that inflation has had a significant impact on our results of operations.

RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS.

            We have no history in manufacturing  and marketing our products.  We are a development stage company and, to date, have not had any revenues from sales of our products. Our operating history provides no basis for evaluating us and our prospects. We must successfully develop and commercialize our products, meet competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our licensed proprietary technology in volume to have significant revenues and to be profitable.

            Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. Our first product, the DWDM optical chip, has only recently entered production in limited quantities and we expect to make only limited shipments of prototype chips in 2000. Potential customers may not accept our products, they may be difficult to produce in large volumes at an acceptable cost, fail to perform as expected, cost too much or be barred from production by the proprietary rights of others.

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

WE MAY BE UNABLE TO OBTAIN FUNDING TO MEET OUR FUTURE CAPITAL NEEDS.

            We will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand assembly capacity. Additional funding could be unavailable on favorable terms, or at all. We may then have to delay or abandon some or all of our anticipated spending, cut back our operations significantly, sell assets, or license to third parties potentially valuable technologies that we currently plan to commercialize ourselves. Our capital needs will depend on a number of factors, including:

            o     How many new products we develop
            o How fast we develop and commercialize our products and expand our assembly operations
            o     The response of competitors
            o     The level of acceptance of our products
            o     Competing technological developments
            o     Changes in market demand.

            If we borrow funds, we may become subject to restrictive financial covenants and our interest obligations will increase. If we issue more stock, our present stockholders may experience substantial dilution.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCTS.

            We have never assembled large amounts of products. The manufacture of our chips is a complex, sophisticated process, requiring clean room and precision assembly equipment. Very small amounts of contaminants in assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of chips to be nonfunctional or to have unacceptable defects. This could significantly reduce yields and increase the cost of our products. Many of these problems are difficult to find and require much time and expense to fix.

            We must effectively transfer production information from our research and development department to our new manufacturing facility and rapidly achieve volume production. If we fail to effectively manage this process or if we experience delays, disruptions or quality control problems in our manufacturing operations, our shipments of products to our customers could be delayed. Unforeseen additional capital expenditures could be required to remedy these problems.

            Changes in our manufacturing processes or the inadvertent use of defective materials could significantly reduce our manufacturing yields and product reliability. Because most of our manufacturing costs are relatively fixed, manufacturing yields are critical to our results of operations. Lower than expected production yields could delay product shipments and reduce our gross margins. We may not obtain acceptable yields.

WE MAY BE UNABLE TO ADAPT TO RAPID TECHNOLOGICAL CHANGE AND CONTINUE NEW PRODUCT DEVELOPMENT.

            We must become a key supplier of components to the photonics industry to be successful. The photonic market is highly competitive and marked by rapidly changing technology. We may be unable to adapt to rapid technological change and to continue new product development.

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

            The life cycle of a product we make may be short. We must introduce new products on a timely basis and we must spend a great deal to develop new products. We could experience delays in introducing new products, because they are complex. The success of our new products will depend on many factors, including

            o     Proper   product   definition
            o     Timely   completion   and introduction   of  designs
            o Ability of our customers to incorporate our product into theirs
            o     Quality and performance of our products
            o     Differentiation of our products from those of our competitors
            o     Acceptance of our products and those of our customers.

OUR AGREEMENTS WITH MOLEX CONTAIN SIGNIFICANT RESTRICTIONS.

            We have entered into agreements with Molex Incorporated that contain restrictions on our ability to sell our products and grant to Molex preferential rights to acquire up to 50% of our production at favorable prices. In the event we are unable to supply Molex on a timely basis with a commercially reasonable quantity of the devices or in the event we experience a change of control, Molex has the non-exclusive right to manufacture all components of the devices in return for a royalty equal to 50% of the profits from sales of functionally unmodified packaged products and 30% of the profits from sales of other final products.

THE SMALL NUMBER OF POTENTIAL CUSTOMERS FOR OUR PRODUCTS WILL GIVE THEM CONSIDERABLE LEVERAGE OVER US.

            For the foreseeable future, we intend to market our products to only a limited number of leading original equipment manufacturer customers. We will rely on these customers to develop their own systems, creating demand for our products. Our customers may be expected to exert considerable leverage in negotiating purchases from us. The telecommunications equipment industry is dominated by a small number of large companies with few optical components suppliers. Existing suppliers could exert pressure to keep out new entrants.

OUR COMPETITION MAY BE ABLE TO MORE EFFECTIVELY DEVELOP AND MARKET THEIR PRODUCTS, MAKING OURS OBSOLETE.

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

WE ARE DEPENDENT ON KEY PERSONNEL; WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL.

            Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Dr.
S. Iraj Najafi, our President and Chief Executive Officer, Dr. Mark Andrews, our Chief Technical Officer, and Dr. Chia-Yen Li, our Chief Operating Officer. We do not currently maintain key-man life insurance on any of our personnel.

            Our success will also depend on our ability to attract, train and retain additional management and other highly skilled personnel. Currently, we are seeking to hire skilled engineers for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time. We may not be able to meet our sales forecasts if we cannot attract, train and retain sufficient qualified personnel.

            Our future profitability will also depend on our ability to develop an effective sales force. Competition for employees with sales and marketing experience is intense. We may be unable to attract and retain qualified salespeople or build an effective sales and marketing organization. We require sales people with a good technical understanding of our products and of the industry.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE PROTECTION OF OUR INTELLECTUAL PROPERTY.

            Problems associated with the protection of our intellectual property or potential infringement of the intellectual property of others could have a significant negative impact on our business and our financial condition.

            The patent positions of technology companies, including ours, are uncertain and involve complex legal and factual questions. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Our patent applications may not result in patents being issued. Patents issued to us may not provide protection against competing technologies and may not be held valid if challenged. Others may independently develop products similar to ours or design around or otherwise avoid patents issued to us.

            Others may assert claims against us that will result in litigation. Litigation, regardless of its outcome, would result in significant cost to us, as well as diversion of management time. If we were to infringe upon a valid patent, we might have to change our products or obtain licenses from the patent owners. Licenses may not be available on favorable terms. In addition, we could be liable for significant monetary damages.

            We also rely on trade secret and copyright law and employee and third-party nondisclosure agreements to protect our intellectual property rights. We may be unable to secure meaningful protection of our trade secrets, copyrights, know-how or other proprietary information in the event of infringement by others and others may independently develop similar technologies.

WE ARE CONTROLLED BY INSIDERS, WHICH MAY PREVENT A CHANGE OF CONTROL OR OTHER CORPORATE TRANSACTIONS.

            As of the date hereof, our management, Molex, Polyvalor and McGill University collectively own in excess of 50% of our outstanding common stock. Together, they determine the composition of the Board of Directors and will be able to determine the outcome of corporate actions requiring stockholder approval. This ability may have the effect of preventing a change in control that may be favorable to other stockholders or causing a change of control that may not be favorable to other stockholders.

            Under  the   agreements   with   Molex,   Molex  will   acquire  the
non-exclusive right to manufacture and sell jointly developed optical chip products in the event we experience a change of control. Molex also has rights of first refusal with respect to most sales of stock by members of our management. Their rights may have the effect of preventing a change of control that may be favorable to other stockholders.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND APPLICABLE LAW MAY PREVENT OR HINDER A CHANGE OF CONTROL.

            Provisions of our certificate of incorporation and by-laws and of applicable law could make it more difficult for another party to acquire us or discourage another party from attempting to acquire us. This may reduce the value of our common stock. For example, we could issue preferred stock with rights senior to the common stock without any further vote or action by stockholders. The issuance of preferred stock as part of a future financing could have the effect of preventing a change of control and could make it more difficult for holders of our common stock to take certain corporate actions, including the replacement of incumbent directors. Additionally, preferred stock may have preference over and harm the rights of the holders of common stock.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING WARRANTS AND OPTIONS, WHICH COULD ADVERSELY AFFECT THE PRICE OF OUR COMMON STOCK AND OUR ABILITY TO SELL ADDITIONAL COMMON STOCK.

            As of October 31, 2000, we had outstanding options to purchase a total of 3,590,150 shares of common stock at a weighted average exercise price of US$ 7.84 per share and outstanding warrants to purchase an aggregate of 757,011 shares of our common stock at a weighted average exercise price of US$3.55 per share. We also have outstanding warrants to purchase an aggregate of 5,000,800 shares of common stock, subject to anti-dilution provisions, at a price to be determined in the future. The $28,000,000 five-year convertible notes issued in July 2000 and still outstanding are also convertible into a maximum of 5,000,000 shares of common stock, unless a default under the notes has occurred.

            No holder may convert any portion of the July 2000 notes or exercise any portion of the July 2000 warrants to the extent that the conversion or exercise would result in that holder or any of its affiliates beneficially owning more than 4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert notes or exercise warrants. The following table sets forth the number of shares of common stock issuable upon conversion of the July 2000 notes and exercise of the July 2000 warrants at various prices and the percentage of our common stock represented by the shares of common stock issuable upon conversion of the notes and exercise of the warrants at such prices assuming we have not defaulted on the notes:


                                                                                % of total
                                                                                warrants vs.     Number of        % of total
                          Share   Number of    % of shares vs.    Number of     outstanding      shares and      warrants and
                          Price    Shares     outstanding shares  Warrants         shares         warrants          shares
                          -----    ------     ------------------  --------         ------         --------          ------
Outstanding   $28,000,000
Note
Amount
                                                   36,069,153                      36,069,153                    36,069,153
Maximum                  $25.00    1,120,000            3.11%     5,000,800            13.86%      6,120,800         16.97%
Exercise
Price
Minimum                   $7.00    4,000,000           11.09%                                      9,000,800         24.95%
Exercise
Price

Variable                 $24.00    1,166,667            3.23%                                      6,167,467         17.10%
                         $23.00    1,217,391            3.38%                                      6,218,191         17.24%
                         $22.00    1,272,727            3.53%                                      6,273,527         17.39%
                         $21.00    1,333,333            3.70%                                      6,334,133         17.56%
                         $20.00    1,400,000            3.88%                                      6,400,800         17.75%


                                                                                % of total
                                                                                warrants vs.     Number of        % of total
                          Share   Number of    % of shares vs.    Number of     outstanding      shares and      warrants and
                          Price    Shares     outstanding shares  Warrants         shares         warrants          shares
                          -----    ------     ------------------  --------         ------         --------          ------

                         $19.00    1,473,684            4.09%                                      6,474,484         17.95%
                         $18.00    1,555,556            4.31%                                      6,556,356         18.18%
                         $17.00    1,647,059            4.57%                                      6,647,859         18.43%
                         $16.00    1,750,000            4.85%                                      6,750,800         18.72%
                         $15.00    1,866,667            5.18%                                      6,867,467         19.04%
                         $14.00    2,000,000            5.54%                                      7,000,800         19.41%
                         $13.00    2,153,846            5.97%                                      7,154,646         19.84%
                         $12.00    2,333,333            6.47%                                      7,334,133         20.33%
                         $11.00    2,545,455            7.06%                                      7,546,255         20.92%
                         $10.00    2,800,000            7.76%                                      7,800,800         21.63%
                         $ 9.00    3,111,111            8.63%                                      8,111,911         22.49%
                         $ 8.00    3,500,000            9.70%                                      8,500,800         23.57%
                         $ 7.00    4,000,000           11.09%                                      9,000,800         24.95%


            The exercise of outstanding options and warrants and the conversion of outstanding notes will dilute the then current stockholders' ownership of common stock. Sales in the public market of common stock acquired upon exercise of options and warrants and conversion of notes could depress the price of our common stock. This may adversely affect our ability to sell common stock.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

            The following unregistered securities were issued by us from July 1, 2000 to September 30, 2000:

                                                     Number of Shares
                                                      Issued/Subject        Offering/
      Date of              Description of             To Options or          Exercise
   Sale/Issuance          Securities Issued          Warrants & Notes    Price Per Share
   -------------          -----------------          ----------------    ---------------
  July  18, 2000      Common Stock issued to              210,000             US$0.90
                         Lavery, de Billy as
                               nominee
                           for Consultants
                           Alconsultex, an
                      accredited investor, upon
                        exercise of warrants


   July 20, 2000       Common Stock issued to              50,000             US$0.90
                     Lavery, de Billy as nominee
                      for Jean-Louis Pulin, an
                      accredited investor, upon
                        exercise of warrants

   July 20, 2000       Common Stock issued to              50,000             US$0.90
                     Lavery, de Billy as nominee
                        for 2973-9711 Quebec,
                              Inc., an
                      accredited investor, upon
                        exercise of warrants

   July 24, 2000       Common stock issued to             500,000             US$0.90
                      Pinetree Capital Corp., a
                      accredited investor, upon
                        exercise of warrants

   July 25, 2000        Warrants to purchase           10,000,800              to be
                              shares of                                      determined
                          common stock and
                             convertible
                     notes into shares of common
                       stock issued to Capital
                     Ventures International and
                       Castle Creek Technology
                            Partners LLC

   July 25, 2000       Common stock issued to             400,000             US$0.90
                                Brant
                     Investments Limited Global
                       Securities Services, an
                      accredited investor, upon
                        exercise of warrants

  August 1, 2000       Common stock issued to              60,000             US$1.50
                     Lavery, de Billy as nominee
                      for accredited investor,
                                upon
                        exercise of warrants

  August 1, 2000      Common  Stock issued to             175,000             US$0.90
                     Lavery, de Billy as nominee
                         for Rush & Co., an
                             accredited
                     investor, upon exercise of
                              warrants

  August 1, 2000       Common Stock issued to              39,750             US$0.90
                     Lavery, de Billy as nominee
                      for Jacques Paul-Hus, an
                      accredited investor, upon
                        exercise of warrants


  August 1, 2000       Common Stock issued to              25,000             US$0.90
                     Lavery, de Billy as nominee
                        for Pierre Genest, an
                             accredited
                     investor, upon exercise of
                              warrants

  August 11, 2000      Common Stock issued to             300,000             US$0.90
                     Lavery, de Billy as nominee
                      for Klug Investments, an
                      accredited investor, upon
                        exercise of warrants

  August 25, 2000      Common Stock issued to             160,000             US$0.90
                     Lavery, de Billy as nominee
                     for Pierre L. Baribeau, an
                      accredited investor, upon
                        exercise of warrants

  August 25, 2000      Common Stock issued to              50,000             US$0.90
                     Lavery, de Billy as nominee
                         for Diane Nadau, an
                             accredited
                     investor, upon exercise of
                              warrants

  August 29, 2000    Common Stock issued to MDL           100,000             US$6.00
                        Investments Ltd., an
                             accredited
                     investor, upon exercise of
                              warrants

 September 5, 2000     Common Stock issued to              26,000             US$6.00
                                Egger
                        & Co., an accredited
                              investor,
                      upon exercise of warrants

 September 6, 2000     Common Stock issued to              40,700             US$6.00
                     National Bank Financial, an
                      accredited investor, upon
                        exercise of warrants

 September 6, 2000   Common Stock issued to NBC            26,000             US$6.00
                     Clearing Services Inc., an
                      accredited investor, upon
                        exercise of warrants

 September 6, 2000   Common Stock issued to NBC            26,000             US$6.00
                     Clearing Services Inc., an
                      accredited investor, upon
                        exercise of warrants

 September 6, 2000     Common Stock issued to              26,000             US$6.00
                                First
                       Marathon, an accredited
                     investor, upon exercise of
                              warrants


 September 6, 2000   Common Stock issued to NBC            26,000             US$6.00
                     Clearing Services Inc., an
                      accredited investor, upon
                        exercise of warrants

 September 7, 2000     Common Stock issued to              26,000             US$6.00
                        Sassoon Shahmoun, an
                      accredited investor, upon
                        exercise of warrants

September 20, 2000     Common stock issued to              21,500             US$9.00
                     accredited  investors upon
                        exercise of warrants

            The issuances of all of the securities listed in this Item 2 were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions not involving a public offering. All of the securities listed in this Item 2 were deemed by us to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in these transactions. For each of the issuances listed in this Item 2, there were no solicitations or advertising by Lumenon, and investors completed an investor questionnaire as to their qualifications and level of experience.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
              27.1 Financial Data Schedule - September 30, 2000

Reports on Form 8-K:

              The Registrant filed a Current Report on Form 8-K on July 28, 2000 reporting under Item 5 - "Other Events" - the sale of convertible notes to two institutional investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LUMENON INNOVATIVE LIGHTWAVE
                                        TECHNOLOGY,  INC.


                                        By: /s/ S. Iraj Najafi
                                           -------------------------------------
                                           S. Iraj Najafi
                                           President and Chief Executive Officer


                                        By:/s/ Vincent Belanger
                                           -------------------------------------
                                           Vincent Belanger
                                           Vice President Finance,
                                           Chief Financial Officer and
                                           Treasurer (Principal Financial
                                           Officer and Chief Accounting Officer)



Dated: November 14, 2000