Form 10-Q/A
period 2000-09-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2000-11-17
CIK 1098432

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q/A

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

------------------------------------------------------------------------------------------------------------------------------------
                                         Three months             Three months            hree months                        From
                                                ended                    ended                  ended                inception to
                                        September 30,            September 30,            ptember 30,               September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                 2000                     2000                   1999                        2000
------------------------------------------------------------------------------------------------------------------------------------
                                                (US$)                   (CAN$)                 (CAN$)                      (CAN$)
                                             (note 6)

Expenses:
      Research and
         development                  $           966         $          1,457         $        2,069       $             220,926
      Research tax credits                        (75)                    (113)                   (35)                       (439)
------------------------------------------------------------------------------------------------------------------------------------
                                                  891                    1,344                  2,034                     220,487

      General and administrative
         expenses                               2,415                    3,639                    487                       8,519
      Depreciation                                364                      548                     91                       1,441
------------------------------------------------------------------------------------------------------------------------------------
                                                2,779                    4,187                    578                       9,960

Other expenses (income):
      Loss (gain) on foreign
         exchange                                (472)                    (711)                    55                        (782)
      Interest expense                            484                      729                     13                         771
      Interest income                            (526)                    (793)                   (16)                     (1,081)
      Financing charges (note 4)               15,105                   22,763                      -                      22,763
------------------------------------------------------------------------------------------------------------------------------------
                                               14,591                   21,988                     52                      21,671

------------------------------------------------------------------------------------------------------------------------------------
Net loss                              $        18,261         $         27,519         $        2,664       $             252,118
------------------------------------------------------------------------------------------------------------------------------------

Net loss per share                    $          0.53         $           0.80         $         0.13
-----------------------------------------------------------------------------------------------------------

Weighted average number
   of shares outstanding                   34,511,352               34,511,352             21,116,992
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



Dated: November 16, 2000