Form 10-Q
period 2000-12-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2001-02-14
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              -------------------
                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 2000
                               ---------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _______________

                         Commission File Number: 0-27977
                        --------------------------------

                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

            Delaware                                     98-0213257
            --------                                     ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

8851 Trans-Canada Highway, Ville Saint-Laurent (QC) Canada             H4S 1Z6
----------------------------------------------------------            ----------
(Address of Principal Executive Offices)                              (Zip Code)

(Registrant's Telephone Number, Including Area Code: (514) 331-3738)

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,044,658 shares of Common Stock, $.001 par value, as of December 31, 2000.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              1

          Consolidated Balance Sheets as of December 31, 2000
          unaudited) and June 30, 2000                                      1

          Consolidated Statements of Operations (unaudited) for the
          three and six months ended December 31, 2000 and 1999             2

          Consolidated Statements of Cash Flows (unaudited) for the
          three and six months ended December 31, 2000 and 1999             3

          Notes to Consolidated Financial Statements (unaudited)            4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                      20

PART II.  OTHER INFORMATION                                                20

Item 1.   Legal Proceedings                                                20

Item 2.   Change in Securities and Use of Proceeds                         20

Item 3.   Defaults Upon Senior Securities                                  20

Item 4.   Submission of Matters to a Vote of Security Holders              20

Item 5.   Other Information                                                21

Item 6.   Exhibits and Reports on Form 8-K                                 21

Signatures                                                                 22

PART 1.   FINANCIAL INFORMATION

Item 1.   Financial Statements

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited)
(in thousands of Canadian dollars)

===================================================================================================
                                                         December 31,   December 31,       June 30,
                                                                 2000           2000           2000
---------------------------------------------------------------------------------------------------
                                                                 (US$)        (CAN$)         (CAN$)
                                                              (note 6)
Assets

Current assets:
     Cash and cash equivalents                              $   6,007      $   9,011      $   1,125
     Term deposits                                             17,438         26,157          4,300
     Interest and sales tax receivable                          1,423          2,135            366
     Government contribution and tax credits receivable           712          1,068            191
     Prepaid expenses                                             128            192             77
     ------------------------------------------------------------------------------------------------
                                                               25,708         38,563          6,059

Deposits (note 7)                                                 801          1,201          1,525
Property and equipment (note 3)                                16,701         25,051          4,603
Other assets                                                       11             16             13
---------------------------------------------------------------------------------------------------
                                                            $  43,221      $  64,831      $  12,200
===================================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                       $   2,625      $   3,938      $   1,047
     Accrued liabilities                                          310            464            325
     Obligations under capital leases                             645            967            235
     ----------------------------------------------------------------------------------------------
                                                                3,580          5,369          1,607

Obligations under capital leases                                1,203          1,804            279
Convertible notes (note 4)                                      6,592          9,888              -

Stockholders' equity:
     Share capital (note 5)                                        37             56             49
     Additional paid-in capital                               204,580        306,870        234,864
     Accumulated deficit                                     (172,771)      (259,156)      (224,599)
     ----------------------------------------------------------------------------------------------
                                                               31,846         47,770         10,314

Commitments (note 7)
Subsequent event (note 9)
---------------------------------------------------------------------------------------------------
                                                            $  43,221      $  64,831      $  12,200
===================================================================================================


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited)
(in thousands of Canadian dollars, except per share amounts)

====================================================================================================================================
                                          Three months    Three months     Three months      Six months     Six months          From
                                                 ended           ended            ended           ended          ended  inception to
                                          December 31,    December 31,     December 31,    December 31,   December 31,  December 31,
                                                  2000            2000             1999            2000           1999          2000
------------------------------------------------------------------------------------------------------------------------------------
                                                 (US$)          (CAN$)           (CAN$)          (CAN$)          (CAN$)       (CAN$)
                                              (note 6)

Expenses:
     Research and development              $     1,237     $     1,856     $    11,901     $     3,312     $    13,970     $222,782
     Research tax credits                            -               -             (70)           (113)           (105)        (439)
------------------------------------------------------------------------------------------------------------------------------------
                                                 1,237           1,856          11,831           3,199          13,865      222,343

     General and administrative expenses         2,429           3,643             690           7,282           1,177       12,162
     Depreciation                                  391             587             100           1,135             191        2,028
------------------------------------------------------------------------------------------------------------------------------------
                                                 2,820           4,230             790           8,417           1,368       14,190

Other expenses (income):
     Loss (gain) on foreign exchange       $      (227)    $      (341)    $       (32)    $    (1,051)    $        23     $ (1,123)
     Interest expense                              513             770               2           1,499              15        1,541
     Interest income                              (426)           (640)            (52)         (1,433)            (68)      (1,721)
     Financing charges (note 4)                    774           1,161               -          23,924               -       23,924
------------------------------------------------------------------------------------------------------------------------------------
                                                   634             950             (82)         22,939             (30)      22,621
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                   $     4,691     $     7,036     $    12,539     $    34,555     $    15,203     $259,154
====================================================================================================================================
Net loss per share                         $      0.13     $      0.19     $      0.53     $      0.97     $      0.68
====================================================================================================================================
Weighted average number of shares
  outstanding                               36,471,090      36,471,090      23,583,147      35,491,468      22,350,069
====================================================================================================================================

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of Canadian dollars)


==================================================================================================================================
                                                   Three months  Three months Three months   Six months   Six months          From
                                                          ended         ended        ended        ended        ended  inception to
                                                   December 31,  December 31, December 31, December 31, December 31,  December 31,
                                                           2000          2000         1999         2000         1999          2000
----------------------------------------------------------------------------------------------------------------------------------
                                                          (US$)        (CAN$)       (CAN$)       (CAN$)       (CAN$)        (CAN$)
                                                       (note 6)
Cash flows from:

Operating activities:
  Net loss                                             $ (4,691)    $ (7,036)    $(12,539)    $(34,555)    $(15,203)    $(259,154)
  Adjustment for items not involving cash:
     Compensation cost                                      545          818            -        1,525            -         1,817
     Interest on convertible notes                        1,273        1,909            -       25,398            -        25,398
     Shares issuable for services                             -            -       11,569            -       13,462       217,359
     Depreciation                                           391          587          100        1,135          191         2,028
     Unrealized loss on foreign exchange                     58           86            -          736            -           736
  Net change in operating assets and liabilities
    (note 8)                                             (4,036)      (6,054)         742       (7,265)         510        (7,008)
  --------------------------------------------------------------------------------------------------------------------------------
                                                         (6,460)      (9,690)        (128)     (13,026)      (1,040)      (18,824)
Investing activities:
  Purchases of term deposits                             (6,182)      (9,273)        (767)     (67,435)      (3,554)      (87,248)
  Disposals of term deposits                             19,754       29,631          783       45,578          783        61,091
  Additions to property and equipment (note 8)           (1,731)      (2,596)      (1,036)     (11,552)      (1,570)      (15,978)
  Deposits                                                  433          650            -          323            -        (1,201)
  --------------------------------------------------------------------------------------------------------------------------------
                                                         12,274       18,412       (1,020)     (33,086)      (4,341)      (43,336)
Financing activities:
  Principal repayments of capital lease obligations        (107)        (160)           -         (241)           -          (331)
  Share issue expenses                                       (6)          (9)         (36)         (36)        (328)       (1,134)
  Proceeds from issuance of common shares                     -            -        4,192        5,893        8,177        23,141
  Proceeds from issuance of convertible notes                 -            -            -       51,243            -        51,542
  Debt issue costs                                            -            -            -       (2,861)           -        (2,861)
  Cash from the acquisition of a subsidiary                   -            -            -            -            -           814
  --------------------------------------------------------------------------------------------------------------------------------
                                                           (113)        (169)       4,156       53,998        7,849        71,171
----------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                     5,701        8,553        3,008        7,886        2,468         9,011
Cash and cash equivalents, beginning of period              306          458        1,182        1,125        1,722             -
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $  6,007     $  9,011     $  4,190     $  9,011     $  4,190     $   9,011
==================================================================================================================================


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with United States generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at December 31, 2000 and June 30, 2000, its results of operations and cash flows for the three-month and six-month periods ended December 31, 2000 and 1999 and from inception to December 31, 2000.

     While management believes that the disclosures presented are adequate to prevent the information from being misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2000.

1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     The Corporation's principal business activity is developing products related to the dense wavelength division multiplexing market and other photonics markets. The Corporation's pilot plant was completed in July 1999.

     During 2000, the Corporation began establishing its production facilities. Concurrently, the Corporation began putting together a world-class team of scientists, engineers, managers and specialists. The Corporation expects to start production in 2001.

     The Corporation is subject to a number of risks, including successful development and marketing of its technology and attraction and retention of key personnel. In order to achieve its business plan, the Corporation anticipates that it will need to raise additional capital.

2.   THE MOLEX AGREEMENTS:

     (a) Stock Restriction Agreement:

         As part of financing arrangements in 1999 with Molex Incorporated ("Molex"), the Corporation entered into a stock restriction agreement whereby no primary stockholders can sell any shares of its capital stock to competitors of Molex without Molex's prior consent. The agreement includes rights of first refusal and preemptive rights; however, through June 21, 2001, Lumenon has the right to issue up to 6,000,000 units (each unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of not less than $1.32 (US$0.90) per share) at an exercise price of not less than $0.74 (US$0.50) per unit to raise capital. As of December 31, 2000, some of the units issuable under the terms of this agreement had been issued or reserved to be issued (note 4).

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

2.   THE MOLEX AGREEMENTS:

     (a) Stock Restriction Agreement (continued):

         Certain rights or restrictions might be terminated upon completion of a public sale or a public offering, as defined in the agreement.

     (b) Teaming Agreement:

         Under the terms of a teaming agreement, Molex is committed to purchase a certain number of photonic devices of Lumenon for the first twelve months after the commencement of the marketing phase, as defined in the agreement. After the twelve-month period, Molex will have the option to purchase up to 50% of the excess capacity of Lumenon and both Lumenon and Molex will share Molex's profit which results from resale of those devices. Under certain circumstances which are set forth in the agreement, Molex has the right to manufacture all components of the photonic devices in return for a royalty payment as defined in the agreement.


3.   PROPERTY AND EQUIPMENT:

============================================================================
                                                 December 31, 2000
----------------------------------------------------------------------------
                                                    Accumulated     Net book
                                             Cost  depreciation        value
----------------------------------------------------------------------------

Pilot plant equipment and laboratory
  installation                            $ 5,526       $ 1,531      $ 3,995
Production equipment and laboratory
  installation                             17,466             -       17,466
Leasehold improvements                      1,794           214        1,580
Office equipment and fixtures               1,068           104          964
Computer equipment and software               981           163          818
Vehicle equipment                             238            10          228
----------------------------------------------------------------------------
                                          $27,073       $ 2,022      $25,051
============================================================================

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================


3.   PROPERTY AND EQUIPMENT (CONTINUED):

     Cost and net book value of pilot plant equipment, production equipment and vehicle equipment held under capital leases amount to $3,147 and $2,923 respectively as at December 31, 2000.

     The Corporation is in the process of establishing its production facilities. As a result, no depreciation was recorded with respect to production equipment and laboratory installation.


4.   CONVERTIBLE NOTES:

     On July 25, 2000, the Corporation closed a financing involving the issuance of five-year convertible notes in the aggregate principal amount of $51,243 (US$35,000) bearing interest at 7.5% per annum. Interest is payable upon the earlier to occur of the repayment or conversion of the notes. The notes are convertible at any time into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of $10.35 (US$7) and a ceiling of $36.96 (US$25).

     The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock. The warrants are exercisable on or after January 25, 2002 and expiring on July 25, 2005. The exercise price of the warrants may vary from $15.07 (US$10) to $45.21 (US$30) based upon a formula set forth in the warrants. In addition, the exercise price will be lower than the fair market value of the common stock unless the fair market value of the common stock is equal or lower than $14.78 (US$10).

     The Corporation applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). As a result, the convertible notes are presented net of the debt discount, which is amortized over the term of the notes. Interest expense with respect to the beneficial conversion feature of convertible notes and amortization of debt discount was recorded under financing charges.

     During the three-month period ended December 31, 2000, $13,384 (US$9,167) net of the debt discount (principal amount of $29,941 (US$20,450)), of the convertible notes consisting of both principal and accrued interest was converted into 2,591,919 shares of common stock. As of December 31, 2000, $21,302 (US$14,550) of the principal amount remained unconverted.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

5.   SHARE CAPITAL:

================================================================================

                                              December 31,      June 30,
                                                      2000          2000
--------------------------------------------------------------------------------

Authorized:
    5,000,000 shares of preferred stock, par value
      of US$0.001 per share
    100,000,000 shares of common stock, par value of US$0.001 per share

Issued and outstanding:
    38,044,658 shares of common stock
      (June 30, 2000 - 32,970,039)                   $  56         $  49
================================================================================


     (a) Issue of shares:

         During the three-month period ended December 31, 2000, the Corporation issued 2,591,919 common shares as a result of the conversion of convertible notes.

     (b) Stock option plans:

         Changes in outstanding options for the three-month period ended December 31, 2000 were as follows:

================================================================================
                                                       Weighted average exercise
                                              Number       price per share
--------------------------------------------------------------------------------

Options outstanding, September 30, 2000     3,237,650         $21.80
  (US$14.53)
Granted                                       352,500         $30.54
  (US$20.36)
Exercised                                           -              -
Cancelled                                     (15,000)        $24.74
  (US$16.49)

--------------------------------------------------------------------------------
Options outstanding, December 31, 2000      3,575,150         $22.65
  (US$15.10)
================================================================================

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

5.    SHARE CAPITAL (CONTINUED):

     (b) Stock option plans (continued):

         Options granted under the Corporation's stock option plan must be exercised over a period not exceeding ten years. At December 31, 2000, 465,150 outstanding options were exercisable and 3,110,000 outstanding options vest over a period of one to seven years.

     (c) Warrants:

         The following warrants were outstanding at December 31, 2000:

         =======================================================================
         Warrants              Expiry date     Exercise price per share
         -----------------------------------------------------------------------

             700,000             June 2001          $2.25
            (US$1.50)
              14,000             July 2003          $37.50
           (US$25.00)
           5,000,800             July 2005            *

         -----------------------------------------------------------------------
           5,714,800
         =======================================================================

         * The exercise price per share, to be established on or after January 25, 2002, may vary from $15.00 (US$10.00) to $45.00
              (US$30.00) subject to the then traded value of the stock (note 4).


6.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at December 31, 2000, which was 1.500 Canadian dollars per US dollar.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

7.   COMMITMENTS:

     (a) Since October 1, 2000, the Corporation has entered in new capital lease agreements at interest rates varying from 11.25% to 11.75%. Minimum lease payments under these capital leases for the next three years are as follows:

         =======================================================================

         2001                                                    $  718
         2002                                                       686
         2003                                                       579

         -----------------------------------------------------------------------
                                                                 $1,983
         =======================================================================


     (b) As at December 31, 2000, the Corporation was committed to purchase equipment in the amount of $1,610, of which $1,201 was disbursed and recorded under deposits.

     (c) In addition, as at December 31, 2000, the Corporation was committed to acquire equipment through capital leases in the amount of $779 repayable over a period of approximately three years.

     (d) Since July 1, 2000, the Corporation has entered into additional operating lease agreements. Minimum lease payments under these agreements are as follows:

         =======================================================================

         2001                                                     $ 39
         2002                                                       39
         2003                                                       33
         2004                                                        7
         2005                                                        8
         Thereafter                                                 12

         -----------------------------------------------------------------------
                                                                  $138
         =======================================================================

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued
(Unaudited)

Three-month periods ended December 31, 2000 and 1999
and period from inception (March 2, 1998) to December 31, 2000
(in thousands of Canadian dollars, except per share amounts)

================================================================================

8.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     (a) Net change in operating assets and liabilities:

---------------------------------------------------------------------------------------------------------------
                            Three
                           months
                            ended    Three months   Three months      Six months     Six months           From
                         December           ended          ended           ended          ended   Inception to
                              31,    December 31,   December 31,    December 31,   December 31,   December 31,
                             2000            2000           1999            2000           1999           2000
---------------------------------------------------------------------------------------------------------------
                            (US$)          (CAN$)         (CAN$)          (CAN$)         (CAN$)         (CAN$)
Interest and               $(104)         $ (156)         $ 130         $(1,769)         $  (6)       $(2,135)
  sales tax
  receivable
Government                     -               -            (86)           (113)          (124)          (303)
  contribution
  and tax credits
  receivable
Prepaid  expenses            (51)            (76)             8            (115)            30           (192)
Accounts                  (3,881)         (5,882)           690          (5,268)           610         (4,378)
  payable and
  accrued liabilities
---------------------------------------------------------------------------------------------------------------
                         $(4,036)        $(6,054)         $ 742         $(7,265)         $ 510        $(7,008)
---------------------------------------------------------------------------------------------------------------

     (b) Non-cash investing and financing activities:

         Acquisition of property and equipment through capital leases amounted to $1,618 for the three-month period ended December 31, 2000.

         Capital expenditures of $3,172 were included in accounts payable at December 31, 2000.

         A government contribution of an amount of $765, included in government contribution and tax credits receivable, was recorded against property and equipment at December 31, 2000.


9.   SUBSEQUENT EVENT:

     On January 22, 2001, $1,597 (US$1,094) net of the debt discount (principal amount of $3,367 (US$2,300)) of the convertible notes including both principal and accrued interest was converted into 339,747 shares of common stock.

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

         Research and development expenses for the three-month period ended December 31, 2000, net of tax credits and grants, were CDN$1,856,000 (US$1,237,000), compared to CDN$11,831,000 during the same period in 1999. For the six-month period ended December 31, 2000, research and development expenses were CDN$3,199,000 (US$2,133,000), compared to CDN$13,865,000 during the same period in 1999. The decrease of CDN$9,975,000 in research and development expenses in the quarter ended December 31, 2000 from the same quarter in 1999 is due to a CDN$11,569,000 non-cash expense recorded during the 1999 period which resulted from the issuance of shares of our common stock in consideration for certain services rendered by Molex Incorporated under the terms of a teaming agreement. The same non-cash expense amounted to CDN$13,462,000 during the six-month period ended December 31, 1999. The exclusion of these charges of CDN$11,569,000 and CDN$13,462,000 from research and development expenses in the three- and six-month periods ended December 31, 1999 would result in an effective increase of CDN$1,594,000 and CDN$2,796,000 in the three- and six-month periods ended December 31, 2000 respectively, compared to the same periods in 1999. This change was due to a significant increase in our research and development headcount and related operating expenses in 2000 as we focused on new designs, refinements of microfabrication processes and transfer of process technologies to our new wafer manufacturing facility in Ville St-Laurent. To date, we have not derived any revenues from our relationship with Molex. We are currently engaged in discussions with Molex regarding the structure of the teaming arrangement and the appropriate form of relationship going forward.

         General and administrative expenses were CDN$3,643,000 (US$2,429,000) during the quarter ended December 31, 2000 compared to CDN$690,000 for the same period in 1999, an increase of CDN$2,953,000. General and administrative expenses were CDN$7,282,000 (US$4,855,000) during the six-month period ended December 31, 2000, compared to CDN$1,177,000 for the same period in 1999, an increase of CDN$6,105,000. The increase is mainly attributable to the growth of the Corporation during the last year and particularly in the last six months ended December 31, 2000. During the six months, the Corporation hired thirty-two employees, excluding hirings for research and development purposes, moved our headquarters to a new building, built an important manufacturing facility, continued to develop our infrastructure and increased our sales and marketing activities.

         Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$950,000(US$634,000) during the quarter ended December 31, 2000 compared to an income of CDN$82,000 during the same period in 1999, an increase of CDN$1,032,000. During the six-month period ended December 31, 2000, other expenses, net of interest income and gain on foreign exchange, amounted to CDN$22,939,000 (US$15,293,000) compared to an income of CDN$30,000 for the same period in 1999, an increase of CDN$22,969,000. The increase was mainly due to the CDN$51,243,000 (US$35,000,000) worth of convertible notes the Corporation issued on July 25, 2000. The interest expense portion of other expenses is mainly attributable to the fact that these convertible notes bear interest at 7.5% per annum. Moreover, in the quarter ended September 30, 2000, the convertible note financing agreement created a non-cash financing charge of CDN$22,763,000, which is explained below. Interest income during the three and six months ended December 31, 2000 amounted to CDN$640,000 (US$426,000) and CDN$1,433,000 (US$955,000), compared to CDN$52,000 and CDN$68,000 in the same periods in 1999, an increase of CDN$588,000 and CDN$1,365,000 respectively. These increases were due to the increase in cash equivalents and term deposits resulting from capital raised through the exercise of warrants and options and the issuance of the convertible notes during those periods as compared to the same periods in 1999. As a result of the above expenses, our net loss for the three-month period ended December 31, 2000 was CDN$7,036,000 (US$4,691,000) or CDN$0.19 (US$0.13) per share, compared to CDN$12,539,000 or CDN$0.53 per share for the same period in 1999. For the six-month period ended December 31, 2000, our net loss was CDN$34,555,000 (US$23,037,000) or CDN$0.97 (US$0.65) per share, compared to CDN$15,203,000 or CDN$0.68 per share for the same period in 1999.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         On July 25, 2000, we sold five-year convertible notes due July 25, 2005 in the aggregate principal amount of CDN$51,243,000 (US$35,000,000)to two institutional investors. The notes bear interest at a rate of 7.5% per annum and are convertible at any time into common stock at a conversion price based on the closing bid price of the common stock at the time of conversion, with a minimum conversion price of US$7 per share and a maximum conversion price of US$25 per share. As of December 31, 2000, notes in the aggregate principal amount of CDN$21,302,000 (US$14,550,000) remained unconverted. On January 22, 2001, notes in the aggregate principal amount of CDN$3,367,000 (US$ 2,300,000), together with accrued interest, were converted into 339,747 shares of common stock at a price equal to US$7.03 per share.

         In connection with the financing, the investors also received five-year warrants to purchase an aggregate of 5,000,800 shares of common stock. The warrants are exercisable on or after January 25, 2002. The exercise price of the warrants is based on a formula whereby such exercise price may vary from US$10 per share to US$30 per share. Based on the formula, the exercise price of the warrants will be lower than the fair market value of the common stock at the time that the warrants vest unless the fair market value of the common stock is equal to or lower than US$10 per share.

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

         Because the notes are convertible at any time, financing charges of CDN$21,581,000 (US$14,740,000) were recorded as expenses at the date of the transaction. In addition, amortization of debt discount for the three and six month periods ended December 31, 2000, which amounted to CDN$1,161,000 (US$774,000) and CDN$2,343,000 (US$1,562,000) respectively, were also recorded as financing charges. However, these additional charges are non-cash transactions and accordingly will have no effect on our cash flows.

         During the quarter ended December 31, 2000, we actively acquired equipment in order to bring our manufacturing facility to an operational level. As such, we acquired CDN$7,386,000 (US$4,924,000) in property and equipment, of which CDN$1,618,000 (US$1,079,000) was financed through capital leases and CDN$3,172,000 (US$2,115,000) was included in the accounts payable at December 31, 2000. We infused CDN$9,690,000 (US$6,460,000) in our operating activities.

         As of December 31, 2000, as a result of the above activities, the Corporation had cash, cash equivalents and term deposits of CDN$35,168,000 (US$23,445,000).

         We do not believe that inflation has had a significant impact on our results of operations.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

         We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any significant revenues from sales of our products. Our operating history provides no basis for evaluating us and our prospects. We must successfully develop and commercialize our products, meet competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our licensed proprietary technology in volume to have significant revenues and to be profitable.

         Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. Our first product, the DWDM optical chip, has only recently entered production in limited quantities and we expect to make only limited shipments of prototype chips during 2001. Potential customers may not accept our products, they may be difficult to produce in large volumes at an acceptable cost, fail to perform as expected, cost too much or be barred from production by the proprietary rights of others.

         We expect to spend considerable sums to develop and market our new products. We expect our operating expenses to increase as we develop our technology and products, increase our sales and marketing activities and expand our assembly operations. We did not have revenues from product sales during 2000. The amount that we will lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will never become profitable.

WE HAVE A HISTORY OF LOSSES, AND EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We have incurred operating losses since our inception, and as of December 31, 2000, had an accumulated deficit of approximately CDN$259,156,000 (US$172,771,000). We expect to spend substantial funds to continue research and product development, to establish sales, marketing, quality control and for other general corporate purposes. As a result, we may incur increasing losses over the next several years.

         In addition, we may never become profitable. If we do become profitable, we may not remain profitable on a continuing basis. If we fail to become and remain profitable, then the market price of our common stock will decline.

SEVERAL OF OUR AGREEMENTS WILL REDUCE THE AMOUNT OF REVENUE THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS WHICH MAY DECREASE OUR PROFITABILITY.

         We did not have revenues from product sales during 2000. Our agreement with Polyvalor and McGill University requires that we pay a royalty based upon our gross sales. Our agreement with Molex provides that under certain circumstances we will share in 30%-50% of the gross profits of those sales. Furthermore, our agreement with Polaroid requires us to pay a percentage of net selling prices. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to our strategic partners and may ultimately lower our gross profit margin.

WE MAY BE UNABLE TO OBTAIN FUNDING TO MEET OUR FUTURE CAPITAL NEEDS, WHICH COULD CAUSE US TO DELAY OR ABANDON SOME OR ALL OF OUR ANTICIPATED SPENDING, CUT BACK OUR OPERATIONS, SELL ASSETS OR LICENSE OUR TECHNOLOGIES TO THIRD PARTIES.

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

         To date, we have received approximately CDN$75,000,000 (US$50,000,000) from third parties through various debt and equity financings. If we borrow additional funds, we may become subject to restrictive financial covenants and our interest obligations will increase. If we issue more stock, our present stockholders may experience substantial dilution. In addition, we currently have outstanding convertible notes whose conversion price, and ultimately the number of shares issuable upon conversion, fluctuates based upon the price of our common stock. Consequently, as our stock price increases, the number of shares of common stock issuable under those notes decreases, and as our stock price decreases, the number of shares issuable upon conversion increases. As a result, you could experience substantial dilution if the notes are converted into common stock. We may need to raise additional capital by issuing additional securities, including additional floating-price convertible securities, which could result in additional dilution to our existing stockholders.

THE MARKET FOR OUR PRODUCTS IS CHARACTERIZED BY SHORT PRODUCT LIFECYCLES, SIGNIFICANT COMPETITION AND DECLINING AVERAGE SELLING PRICES WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE REVENUES.

         Our target markets are subject to continuous, rapid technological change, including changing industry standards, frequent introduction of new products, anticipated and unanticipated decreases in average selling prices and fierce price competition. This means that:

     --  our product may have short life cycles;

     --  we must introduce new products on a timely basis; and

     --  we must spend a great deal to develop new products.

         In addition, competing technologies may force us to sell our products at lower prices than we expect. Thus, we will need to introduce new products in order to remain competitive and to maintain our current selling prices. This need for additional product introduction may require us to expend greater resources on product research and development than we presently anticipate which could result in an increase in our future expenses.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCTS.

         We have never assembled large amounts of our product. The manufacture of our chips is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants in assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of chips to be nonfunctional or to have unacceptable defects. This could significantly reduce yields and increase the cost of our products. Many of these problems are difficult to find and require much time and expense to fix.

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

OUR BUSINESS IS EXPANDING, AND OUR FAILURE TO MANAGE THIS EXPANSION EFFECTIVELY, AS WELL AS THE STRAIN ON OUR RESOURCES WHICH EXPANSION MAY CREATE, COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

         Our success will depend on the expansion of our operations and the effective management of growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional engineering, manufacturing, marketing, sales, administrative and management personnel, and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have had no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly enough or adequately manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. If we overestimate demand, we may incur fixed production expenses that are excessive which would increase our net loss and if we underestimate demand we may lose customers which would decrease our revenues.

CREATING INTERNATIONAL SALES AND MANAGING INTERNATIONAL OPERATIONS WILL BE DIFFICULT, AND OUR FAILURE TO DO SO SUCCESSFULLY COULD AFFECT OUR ABILITY TO BECOME PROFITABLE OVER THE LONG TERM.

         In order to achieve our long-term business goals we will have to create sales in international markets. This may require us to establish international operations and hire additional personnel. Our failure to do so in a timely and effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Our plans to expand internationally may be affected by a number of risks including:

    --   changes in foreign currency exchange rates;

    --   challenges inherent in managing geographically dispersed operations;

    --   multiple, conflicting and changing governmental laws and regulations;

    --   political and economic instability or conflicts;

    --   changes in tariffs, taxes and other trade barriers; and

    --   the need to develop local distribution channels through third parties.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE; WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IF WE ARE UNABLE TO ADAPT TO NEW TECHNOLOGIES AND SUCCESSFULLY DEVELOP NEW AND EVOLVING PRODUCTS, WHICH MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED REVENUES AND REDUCED MARKET SHARE.

         We must become a key supplier of components to the photonics industry to be successful. The photonic market is highly competitive and marked by rapidly changing technology. We may be unable to adapt to rapid technological change and to continue new product development which may lead to reduced sales of our products, reduced revenues and reduced market share.

         We must:

         - anticipate what our clients and their end-users will need and demand in the manufacture of products, both for general industry use and specific custom-made usage

         - incorporate those anticipated features and functions into our products

         -     meet specific and exacting design requirements

         -     price our products competitively

         -     introduce our products at the right time to meet market demand.

         The life cycle of a product we make may be short. We must introduce new products on a timely basis and we must spend a great deal to develop new products. We could experience delays in introducing new products, because they are complex. The success of our new products will depend on many factors, including

         -     proper product definition

         -     timely completion and introduction of designs

         -     ability of our customers to incorporate our product into theirs

         -     quality and performance of our products

         -     differentiation of our products from those of our competitors

         -     acceptance of our products and those of our customers.

         If we are unable to introduce new products on a timely and cost efficient basis we could lose sales, resulting in reduced revenues.

OUR AGREEMENTS WITH MOLEX CONTAIN SIGNIFICANT RESTRICTIONS ON OUR ABILITY TO SELL OUR PRODUCTS, WHICH COULD REDUCE THE AMOUNT OF REVENUE THAT WE COULD OTHERWISE GENERATE FROM THE SALE OF THOSE PRODUCTS.

         We have entered into agreements with Molex that contain restrictions on our ability to sell our products and grant to Molex preferential rights to acquire up to 50% of our production at favorable prices which could be lower than the prices we would receive in the open market. As a result, we may not receive the maximum revenue achievable on any particular sale. Under certain circumstances, in the event we are unable to supply Molex on a timely basis with a commercially reasonable quantity of the devices or in the event we experience a change of control, Molex has the non-exclusive right to manufacture all components of the devices in return for a royalty equal to 50% of the profits from sales of functionally unmodified packaged products and 30% of the profits from sales of other final products. Those restrictions could result in lower than expected revenues and impair our ability to become profitable.

THE SMALL NUMBER OF POTENTIAL CUSTOMERS FOR OUR PRODUCTS WILL GIVE THEM CONSIDERABLE LEVERAGE OVER US WHICH COULD LEAD TO LOWER SALES PRICES.

         For the foreseeable future, we intend to market our products to only a limited number of leading original equipment manufacturer customers. We will rely on these customers to develop their own systems, creating demand for our products. Our customers may be expected to exert considerable leverage in negotiating purchases from us which could lead to lower sales prices.

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

WE ARE DEPENDENT ON KEY PERSONNEL; WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL, WHICH COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

         Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Dr. Mark Andrews, our Vice President and Chief Technology Officer and Dr. Chia-Yen Li, our Vice President, Operations and Chief Operating Officer. We do not currently maintain key-man life insurance on any of our personnel.

         Our success will also depend on our ability to attract, train and retain additional management and other highly skilled personnel. As we grow, we will need to hire skilled engineers for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time. We may not be able to meet our sales forecasts if we cannot attract, train and retain sufficient qualified personnel.

         Our future profitability will also depend on our ability to develop an effective sales force. Competition for employees with sales and marketing experience is intense. We may be unable to attract and retain qualified salespeople or build an effective sales and marketing organization. We require sales people with a good technical understanding of our products and of the industry.

IF WE BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS TO ENFORCE OUR PATENT RIGHTS, WE COULD INCUR SUBSTANTIAL COSTS AND EXPENSES OR SUBSTANTIAL LIABILITY FOR DAMAGES OR BE REQUIRED TO STOP OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

         In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties, such as infringement suits or interference proceedings. By initiating legal proceedings to enforce our intellectual property rights, we may also provoke these third parties to assert claims against us. Intellectual property litigation is costly, and, even if we prevail, could divert management attention and resources away from our business.

         If we do not prevail in any litigation, in addition to any damages we might have to pay, any patents we may obtain could be narrowed, invalidated or rendered unenforceable by a court. We could also be required to obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would make it more difficult for us to achieve profitability.

WE ARE DEPENDENT ON EQUIPMENT SUPPLIERS AND CONTRACT MANUFACTURERS WHO COULD DISRUPT OUR BUSINESS IF THEY STOPPED, DECREASED OR DELAYED SHIPMENTS TO US.

         We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers and, therefore, they could stop supplying equipment to us at any time. If the equipment which any particular supplier supplies to us were to malfunction, we would, at a minimum, experience delays in the shipment of our products and could require us to find another equipment manufacturer. Delays in shipments could result in the loss of customers and reductions in our revenues.

         In addition, we may rely on third party manufacturers to produce some of the components used in our products. Our potential dependence upon third party manufacturing relationships could lead to:

         --    reduced control over equipment delivery schedules;

         -- lack of quality assurance over the components produced by third parties; and

         -- the delivery of poor quality components which could lead to poor manufacturing yields of our products and ultimately higher product costs.

         Any supply deficiencies relating to the quality or quantity of equipment or components we use to manufacture our products could affect our ability to fulfill customer orders and ultimately reduce our revenues and profitability.

OUR BUSINESS INVOLVES THE USE OF SOME HAZARDOUS MATERIALS, AND ENVIRONMENTAL LAWS AND REGULATIONS MAY EXPOSE US TO LIABILITY AND INCREASE OUR COSTS.

         We handle small amounts of hazardous materials as part of our manufacturing activities. As a result, our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. Compliance with these regulations requires us to spend significant amounts to establish compliance procedures and safety programs. If environmental laws or regulations were to change, our manufacturing costs or product sales could be adversely affected by forcing us to production processes or use more costly materials. We may be required to incur additional costs to comply with current or future environmental laws. In addition, if we fail to comply with either present or future environmental regulations, we may be subject to fines and production halts. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE PROTECTION OF OUR INTELLECTUAL PROPERTY AND WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

         We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our technology. In particular, the patented technology that we license from Polyvalor and McGill University has also been licensed to QPS Technology Inc. To the extent that QPS Technology Inc. is able to design products competitive with ours without infringing on our intellectual property rights, we may find it more difficult to achieve market penetration with our products and, consequently, could reduce our potential revenue stream.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING CONVERTIBLE NOTES, WARRANTS AND OPTIONS, THE EXERCISE OR CONVERSION OF WHICH COULD DECREASE THE PRICE OF OUR COMMON STOCK, WHICH WOULD LEAD TO ADDITIONAL SHARES BECOMING ISSUABLE UPON THE CONVERSION OF ANY REMAINING OUTSTANDING NOTES.

         To date, we have issued numerous warrants, options and notes, which are exercisable or convertible into shares of our common stock. Holders of our common stock could experience substantial dilution upon the conversion or exercise of outstanding convertible notes, warrants or options.

         No holder may convert any portion of the July 2000 notes or exercise any portion of the July 2000 warrants to the extent that the conversion or exercise would result in that holder or any of its affiliates beneficially owning more than 4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert notes or exercise warrants. The notes are convertible into shares of common stock at a price equal to the average of the closing bid prices of our common stock for the five trading days ending immediately prior to conversion; however, the minimum conversion price is fixed US$7.00 and the maximum conversion price is fixed at US$25.00. In the event, however, that we issue any securities which are convertible or exchangeable into common stock on more favorable terms than the minimum conversion price of $US7.00, the holders of the July 2000 notes shall be entitled to convert the notes at the more favorable price. Moreover, if any market activity occurs which could depress the price of our common stock, including the taking of a significant short position against our stock, the number of shares issuable upon the conversion of the notes could increase. The following table sets forth the number of shares of common stock that would be issuable upon the conversion of outstanding notes and exercise of outstanding warrants at assumed conversion prices, as well as the percentage of our outstanding share capital that those shares will represent:


                       NUMBER OF SHARES           NUMBER OF SHARES        % OF OUTSTANDING SHARE
                         ISSUABLE UPON             CONVERSION               CAPITAL BENEFICIALLY
                    ISSUABLE UPON CONVERSION       OF THE NOTES AND        OWNED AFTER CONVERSION
CONVERSION PRICE          OF THE NOTES         EXERCISE OF THE WARRANTS         AND EXERCISE
----------------    ------------------------   ------------------------    ----------------------
    US$25.00                 582,000                   5,582,000                   14.54%
    US$20.00                 727,500                   5,728,300                   14.92%
    US$15.00                 970,000                   5,970,800                   15.56%
    US$10.00                1,455,000                  6,455,800                   16.82%
    US$ 7.00                2,078,571                  7,079,371                   18.44%


         The exercise of outstanding options and warrants and the conversion of outstanding notes will dilute the then current stockholders' ownership of common stock. Sales in the public market of common stock acquired upon exercise of options and warrants and conversion of notes could depress the price of our common stock. This may adversely affect our ability to sell common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         From time to time we may be named in claims arising in the ordinary course of business. Currently, no material legal proceedings or claims are pending.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Changes in Rights and Classes of Stock.

         None.

Sales of Unregistered Securities and Use of Proceeds.

         The following unregistered securities were issued by us from October 1, 2000 to December 31, 2000:


                                                          Number of
     Date of                                                Shares     Price Per
Exercise/Issuance    Description of Securities Issued      Issued        Share
-----------------    --------------------------------     ---------    ---------

October 18, 2000         Common stock issued to            616,414     US$11.55
                     Capital Ventures International
                        upon conversion of notes

December 6, 2000         Common stock issued to            440,536     US$ 7.00
                        Castle Creek Partners LLC
                        upon conversion of notes

December 7, 2000         Common stock issued to            293,750     US$ 7.00
                        Castle Creek Partners LLC
                        upon conversion of notes

December 7, 2000         Common stock issued to          1,241,219     US$ 7.00
                     Capital Ventures International
                        upon conversion of notes

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

Use of Proceeds.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2000 Annual Meeting of Shareholders on November 21, 2000. The following matters were voted upon at the Annual Meeting.

1. Holders of 22,656,657 shares of our common stock voted to elect S. Iraj Najafi to serve for a term of three years as a Class I Director. Holders of 6,619 shares of our common stock withheld vote from such director. Holders of 22,656,657 shares of our common stock voted to elect Pierre-Paul Allard to serve for a term of three years as a Class I Director. Holders of 6,619 shares of our common stock withheld vote from such director. Holders of 22,656,657 shares of our common stock voted to elect Pierre-Andre Roy to serve for a term of three years as a Class I Director. Holders of 6,619 shares of our common stock withheld vote from such director. Mark P. Andrews, Denis N. Beaudry, Guy Brunet, Gilles Marcotte and Anthony L. Moretti are also our directors.

2. Holders of 21,027,437 shares of our common stock voted to approve an amendment to our employee stock option incentive plan to increase the total number of shares of our common stock available for issuance under such plan from 2,500,000 shares to 6,000,000 shares. Holders of 58,495 shares of our common stock voted against such amendment, 7,830 shares abstained from voting and 1,569,514 were broker non-votes.

3. Holders of 20,997,970 shares of our common stock voted to ratify and approve the issuance of convertible notes and warrants, and the common stock issuable upon their respective conversion or exercise, under a securities purchase agreement with two investors. Holders of 85,202 shares of our common stock voted against such ratification and issuance, 10,640 shares abstained from voting and 1,569,464 were broker non-votes.

4. Holders of 22,654,302 shares of our common stock voted to ratify the appointment of KPMG LLP as our independent auditors for the fiscal year ending June 30, 2000. Holders of 7,055 shares of our common stock voted against such ratification and 1,919 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

         None.

(b)  Reports on Form 8-K:

         None.

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


Dated: February 14, 2001