Form 10-Q
period 2001-03-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2001-05-15
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------
                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                  March 31, 2001
                                 -----------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________________ to ___________________

                        Commission File Number: 000-27977
                        --------------------------------

                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

            Delaware                                      98-0213257
-------------------------------              ----------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

8851 Trans-Canada Highway, Saint-Laurent (QC) Canada                  H4S 1Z6
----------------------------------------------------                  -------
(Address of Principal Executive Offices)                             (Zip Code)

(Registrant's Telephone Number, Including Area Code: (514) 331-3738

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,478,905 shares of Common Stock, $.001 par value, as of March 31, 2001.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements                                            1

            Consolidated Balance Sheets as of March 31, 2001
            (unaudited) and June 30, 2000                                   1

            Consolidated Statements of Operations (unaudited)
            for the three and nine months ended March 31, 2001
            and 2000                                                        2

            Consolidated Statements of Cash Flows (unaudited)
            for the three and nine months ended March 31, 2001
            and 2000                                                        3

            Notes to Consolidated Financial Statements (unaudited)          4

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    18

PART II.    OTHER INFORMATION                                              19

Item 2.     Change in Securities and Use of Proceeds                       19

Item 5.     Other Information                                              19

Signatures                                                                 23

PART 1.           FINANCIAL INFORMATION

Item 1.           Financial Statements

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited)
(in thousands of Canadian dollars)


                                           March 31,     March 31,     June 30,
                                               2001          2001         2000
                                          ---------     ---------     ---------
                                              (US$)        (CAN$)        (CAN$)
                                           (note 5)
Assets

Current assets:
     Cash and cash equivalents            $  17,107     $  26,985     $   1,125
     Term deposits                              140           221         4,300
     Interest and sales tax receivable        1,104         1,741           366
     Government contribution and
        tax credits receivable                  977         1,542           191
     Prepaid expenses                            85           134            77
                                          ---------     ---------     ---------
                                             19,413        30,623         6,059

Deposits                                        496           782         1,525
Property and equipment (note 2)              16,644        26,254         4,603
Other assets                                     10            16            13

                                          ---------     ---------     ---------
                                          $  36,563     $  57,675     $  12,200
                                          =========     =========     =========

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                     $   1,160     $   1,830     $   1,047
     Accrued liabilities                        411           649           325
     Obligations under capital leases           610           962           235
                                          ---------     ---------     ---------
                                              2,181         3,441         1,607

Obligations under capital leases              1,052         1,659           279
Convertible notes (note 3)                    5,953         9,390            --

Stockholders' equity:
     Share capital (note 4)                      36            57            49
     Additional paid-in capital             197,131       310,954       234,864
     Accumulated deficit                   (169,790)     (267,826)     (224,599)
                                          ---------     ---------     ---------
                                             27,377        43,185        10,314
Subsequent event (note 7)
                                          ---------     ---------     ---------
                                          $  36,563     $  57,675     $  12,200
                                          =========     =========     =========


     See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited)
(in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------

                                        Three months   Three months    Three months     Nine months      Nine months           From
                                               ended          ended           ended           ended            ended   inception to
                                           March 31,      March 31,       March 31,       March 31,        March 31,      March 31,
                                                2001           2001            2000            2001             2000           2001
                                        ------------   ------------   -------------   -------------     ------------     ----------
                                               (US$)         (CAN$)          (CAN$)          (CAN$)           (CAN$)         (CAN$)
                                            (note 5)

Expenses:
   Research and development              $     1,941    $     3,061   $     156,451    $      6,373      $  170,440      $ 225,843
   Research tax credits                           --             --              --            (113)           (124)          (439)
                                         -----------    -----------   -------------    ------------      ----------      ---------
                                               1,941          3,061         156,451           6,260         170,316        225,404

   General and administrative
     expenses                                  3,067          4,837           1,152          12,119           2,329         17,001
   Depreciation                                  414            654             121           1,789             312          2,682
                                         -----------   ------------   -------------    ------------      ----------      ---------
                                               3,481          5,491           1,273          13,908           2,641         19,683

Other expenses (income):
   Loss (gain) on foreign exchange       $      (140)  $       (221)  $          34    $     (1,272)     $       57      $  (1,344)
   Interest expense                              250            394              19           1,893              34          1,935
   Interest income                              (273)          (430)           (130)         (1,863)           (198)        (2,151)
   Financing charges (note 3)                    238            375              --          24,299              --         24,299
                                         -----------    -----------    ------------     -----------      -----------     ---------
                                                  75            118             (77)         23,057             (107)       22,739
                                         -----------    -----------    ------------     -----------      -----------     ---------
Net loss                                 $     5,497    $     8,670    $    157,647     $    43,225      $   172,850     $ 267,826
                                         ===========    ===========    ============     ===========      ===========     =========
Net loss per share, basic and diluted    $      0.14    $      0.23    $       6.04     $      1.19      $      7.32
                                         ===========    ===========    ============     ===========      ===========
Weighted average number of shares
  outstanding                             38,361,512     38,361,512      26,100,742      36,452,585       23,600,294
                                         ===========    ===========    ============     ===========      ===========


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of Canadian dollars)
--------------------------------------------------------------------------------


                                      Three months   Three months    Three months      Nine months     Nine months            From
                                             ended          ended           ended            ended           ended    inception to
                                         March 31,      March 31,       March 31,        March 31,       March 31,       March 31,
                                              2001           2001            2000             2001            2000            2001
                                      ------------   ------------    ------------      -----------     -----------    ------------
                                             (US$)         (CAN$)          (CAN$)           (CAN$)          (CAN$)          (CAN$)
                                          (note 5)
Cash flows from:

Operating activities:
  Net loss                               $ (5,497)       $(8,670)      $(157,647)       $(43,225)       $(172,850)     $ (267,826)
  Adjustment for items not
    involving cash:
      Compensation costs                    1,482          2,339              --            3,864              --           4,158
      Interest on convertible notes           449            708              --           26,106              --          26,106
      Shares issuable for services             --             --         155,850               --         169,312         217,359
      Depreciation                            411            649             121            1,784             312           2,677
      Unrealized loss on foreign
        exchange                              253            399              --            1,135              --           1,135
  Net change in operating assets
     and liabilities (note 6)              (1,405)        (2,218)           (338)          (9,483)            172          (9,226)
                                          -------        -------       ---------        ---------       ---------      ----------
                                           (4,307)        (6,793)         (2,014)         (19,819)         (3,054)        (25,617)
Investing activities:
  Purchases of term deposits                   --             --          (9,379)         (67,435)        (12,934)        (87,248)
  Disposals of term deposits               16,442         25,936           6,018           71,514           6,801          87,027
  Additions to property and
    equipment (note 6)                       (977)        (1,541)           (436)         (13,093)         (1,636)        (17,519)
  Deposits                                    266            419            (892)             742          (1,262)           (782)
                                          -------        -------       ---------        ---------       ---------      ----------
                                           15,731         24,814          (4,689)          (8,272)         (9,031)        (18,522)
Financing activities:
  Principal repayments of
    capital lease obligations                (119)          (188)             (9)            (429)            (10)           (519)
  Share issue expenses                         (3)            (4)            (59)             (40)           (387)         (1,138)
  Proceeds from issuance of
    common shares                              92            145           4,436            6,038          12,614          23,286
  Proceeds from issuance of
    convertible notes                          --             --              --           51,243              --          51,542
  Debt issue costs                             --             --              --           (2,861)             --          (2,861)
  Cash from the acquisition of a
    subsidiary                                 --             --              --               --              --             814
                                         --------        -------       ---------        ---------       ---------      ----------
                                              (30)           (47)          4,368           53,951          12,217          71,124
                                         --------        -------       ---------        ---------       ---------      ----------
Net increase (decrease) in cash
   and cash equivalents                    11,394         17,974          (2,335)          25,860             132          26,985

Cash and cash equivalents,
   beginning of period                      5,713          9,011           4,190            1,125           1,723              --

Cash and cash equivalents, end of
   period                                $ 17,107        $26,985       $   1,855        $  26,985        $  1,855      $   26,985


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended March 31, 2001 and 2000 and period from inception (March 2, 1998) to March 31, 2001 (in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with United States generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lumenon Innovative Lightwave Technology, Inc. ("Lumenon" or the "Corporation") as at March 31, 2001 and June 30, 2000, its results of operations and cash flows for the three-month and nine-month periods ended March 31, 2001 and 2000 and from inception to March 31, 2001.

     While management believes that the disclosures presented are adequate to prevent the information from being misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2000.


1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     In 1998, Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened a pilot plant to house its research and development initiatives. On October 6, 2000, the Corporation inaugurated its current 53,000-square-foot facility. This state of the art facility serves as the Corporation's headquarters and high-volume manufacturing plant and supports Lumenon's capability to develop, micro-fabricate, package and test integrated optical devices in high-volume.

     Lumenon's patented design and manufacturing process is an end-to-end optical components solution that addresses the various stages of the chip development process from initial optical circuit design and customization to chip production through to packaging and testing. Lumenon's portfolio of passive optical components serves as the basic building block required by all fiber-optic network system providers.

     Through its advances in materials science, design technology and proprietary manufacturing, Lumenon's technology enables high-volume production and yields. The Corporation markets its optical components to telecommunication and datacommunication network system providers.

     The Corporation recently revised the scope of its business and the products it produces in order to enhance its ability to serve customers.

     The Corporation is subject to a number of risks, including successful development and marketing of its technology and the attraction and retention of key personnel. In order to achieve its business plan, the Corporation anticipates that it will need to raise additional capital.

2.   Property and equipment:


-------------------------------------------------------------------------------------------------------------------
                                                                                                March 31, 2001
-------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated             Net book
                                                            Cost             depreciation                value
-------------------------------------------------------------------------------------------------------------------

     Pilot plant equipment and laboratory
       installation                                $       5,518            $       1,949        $       3,569
     Production equipment and laboratory
       installation                                       18,921                       --               18,921
     Leasehold improvements                                1,829                      282                1,547
     Office equipment and fixtures                         1,319                      167                1,152
     Computer equipment and software                       1,098                      249                  849
     Vehicle equipment                                       238                       22                  216

-------------------------------------------------------------------------------------------------------------------
                                                   $      28,923            $       2,669        $      26,254
-------------------------------------------------------------------------------------------------------------------


     Cost and net book value of pilot plant equipment, production equipment and vehicle equipment held under capital leases amount to CDN$2,996 and CDN$2,688 respectively as at March 31, 2001.

     A government contribution of CDN$1,210 was recorded against property and equipment at March 31, 2001.

     The Corporation is in the process of establishing its production facilities. As a result, no depreciation has been recorded with respect to production equipment and laboratory installation.


3.   CONVERTIBLE NOTES:

     On July 25, 2000, the Corporation completed a financing involving the issuance of five-year convertible notes in the aggregate principal amount of CDN$55,209 (US$35,000) bearing interest at 7.5% per annum. Interest is payable upon the earlier to occur of the repayment or conversion of the notes. The notes are convertible at any time into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of CDN$11.04 (US$7.00) and a ceiling of CDN$39.43 (US$25.00) unless there has been a default under the notes.

     The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock. The warrants are exercisable on or after January 25, 2002 and expire on July 25, 2005. The exercise price of the warrants may vary from CDN$15.77 (US$10.00) to CDN$47.32 (US$30.00) based upon a formula set forth in the warrants. Under that formula, the exercise price will be lower than the fair market value of the common stock unless the fair market value of the common stock is equal to or lower than CDN$15.77 (US$10.00).

     The Corporation applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). As a result, the convertible notes are presented net of the debt discount, which is amortized over the term of the notes. Interest expense with respect to the beneficial conversion feature of convertible notes and amortization of debt discount were recorded under financing charges.

     During the three-month period ended March 31, 2001, CDN$1,592 (US$1,009) of the convertible notes including interest and net of debt discount was converted into 339,747 shares of common stock. As of March 31, 2001, CDN$19,318 (US$12,250) of the principal amount remains unconverted.

4.   Share capital:

--------------------------------------------------------------------------------
                                                         March 31,     June 30,
                                                              2001         2000
--------------------------------------------------------------------------------

     Authorized:
         5,000,000 preferred shares, par value
           of US$0.001 per share
         100,000,000 common shares, par value
           of US$0.001 per share

     Issued and outstanding:
         38,478,905 common shares
           (June 30, 2000 - 32,970,039)                  $     57       $   49
--------------------------------------------------------------------------------

     (a) Issue of shares:

         During the three-month period ended March 31, 2001, the Corporation issued 339,747 shares of common stock as a result of the conversion of convertible notes and 94,500 shares upon exercise of options for cash consideration of CDN$149 (US$95).

     (b) Stock option plans:

         Changes in outstanding options for the three-month period ended March 31, 2001 were as follows:

-------------------------------------------------------------------------------------------------------------------
                                                                                              Weighted average
                                                                   Number             exercise price per share
-------------------------------------------------------------------------------------------------------------------

         Options outstanding, December 31, 2000                 3,575,150                $  23.82 (US$15.10)
         Granted                                                  335,000                $  22.38 (US$14.19)
         Exercised                                                (94,500)               $   1.58 (US$ 1.00)
         Cancelled                                                (32,500)               $  12.86 (US$ 8.15)

-------------------------------------------------------------------------------------------------------------------
         Options outstanding, March 31, 2001                    3,783,150                $  24.34 (US$15.43)
-------------------------------------------------------------------------------------------------------------------


         During the quarter, the exercise period of the options granted under the Corporation's stock option plan was extended by three years. Accordingly, related additional compensation costs of CDN$1,523 were recorded in the period. At March 31, 2001, 761,400 outstanding options were exercisable and 3,021,750 outstanding options vest over a period of one to five years.

     (c) Warrants:

         The following warrants were outstanding at March 31, 2001:

-------------------------------------------------------------------------------------------------------------------
            Warrants                                        Expiry date               Exercise price per share
-------------------------------------------------------------------------------------------------------------------

             700,000                                          June 2001                  $   2.37 (US$1.50)
              14,000                                          July 2003                  $  39.44 (US$25.00)
           5,000,800                                          July 2005                             *

-------------------------------------------------------------------------------------------------------------------
           5,714,800
-------------------------------------------------------------------------------------------------------------------

         * The exercise price per share, to be established on or after January 25, 2002, may vary from CDN$15.77 (US$10.00) to CDN$47.32 (US$30.00) subject to the then traded value of the stock (note 3).

5.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the closing exchange rate at March 31, 2001, which was CDN$1.5774 per US dollar.


6.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     (a) Net change in operating assets and liabilities:


-------------------------------------------------------------------------------------------------------------------
                     Three months    Three months   Three months     Nine months    Nine months           From
                            ended           ended          ended           ended          ended   inception to
                        March 31,       March 31,      March 31,       March 31,      March 31,      March 31,
                             2001            2001           2000            2001           2000           2001
-------------------------------------------------------------------------------------------------------------------
                            (US$)          (CAN$)         (CAN$)          (CAN$)         (CAN$)         (CAN$)

         Interest and
         sales tax
         receivable      $    250        $   394         $(213)         $(1,375)         $(220)      $ (1,741)
         Government
           contribution
           and tax
           credits
           receivable        (18)            (29)            --            (142)          (124)          (332)
         Prepaid
         expenses             37              58           (31)             (57)            (1)          (134)
         Accounts
           payable and
           accrued
         liabilities      (1,674)         (2,641)          (94)          (7,909)           517         (7,019)

-------------------------------------------------------------------------------------------------------------------
                         $(1,405)        $(2,218)        $(338)         $(9,483)          $172        $(9,226)
===================================================================================================================

     (b) Non-cash investing and financing activities:

         Acquisition of property and equipment through capital leases amounts to CDN$38 for the three-month period ended March 31, 2001.

         Capital expenditures of CDN$718 (US$455) were accounted for in accounts payable in the three-month period ended March 31, 2001.

         A government contribution of CDN$445 (US$282), included in government contribution and tax credits receivable, has been recorded against property and equipment in the three-month period ended March 31, 2001.


7.   SUBSEQUENT EVENT:

     As part of the financing arrangements in 1999 with Molex Incorporated and an affiliate of Molex Incorporated (collectively "Molex"), the Corporation entered into a Stock Restriction Agreement and a Teaming Agreement. Under the terms of the Teaming Agreement, Molex was committed to purchase a certain number of photonic devices from Lumenon after the commencement of the marketing phase, as defined in the Agreement. As of April 5, 2001, Molex and Lumenon mutually agreed to terminate the Stock Restriction Agreement and the Teaming Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believe", "anticipate", "estimate", "expect", and words of similar import, constitute "forward-looking statements". You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below and elsewhere in this Quarterly Report, and in other documents we have filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

                  We are a development stage company that has not yet realized any revenues from operations.

                  During the three month period ended March 31, 2001, we met an important milestone by delivering our first production samples to a customer from our new manufacturing facility. However, no revenue was separately recorded because the monetary value was immaterial.

                  Research and development expenses for the three-month period ended March 31, 2001, net of tax credits and grants, were CDN$3,061,000 (US$1,941,000), compared to CDN$156,451,000 during the same period in 2000. For the nine-month period ended March 31, 2001, research and development expenses were CDN$6,260,000 (US$3,969,000), compared to CDN$170,316,000 during the same period in 2000. The net decrease of CDN$153,390,000 in research and development expenses in the quarter ended March 31, 2001 as compared to the same quarter in 2000 was the result of both offsetting non-cash items, as well as increases in research and development expenses. The decrease is principally due to a CDN$155,850,000 non-cash expense recorded during the 2000 period, which resulted from the issuance of shares of our common stock in consideration for certain services rendered by Molex under the terms of the Teaming Agreement. The same non-cash expense amounted to CDN$169,312,000 during the nine-month period ended March 31, 2000. During the quarter ended March 31, 2001, we changed the exercise period of certain options issued under our employee stock option incentive program, from two to five years This change in the options has created a compensation expense of CDN$1,523,000 (US$966,000), a non-cash item, of which CDN$623,000(US$395,000) has been included in research and development expenses. The exclusion of these non-cash charges from research and development expenses would result in an effective increase of CDN$1,837,000 and CDN$4,633,000 in the three- and nine-month periods ended March 31, 2001, respectively, compared to the same periods in 2000. This effective increase was due to continued growth in our research and development department resulting mainly from additional personnel. This growth encompasses a number of projects to optimize our material and process capabilities. Additionally, our research and development efforts have included a number of product projects undertaken to position Lumenon to provide products to the metropolitan segment of telecommunications networks.

                  On April 5, 2001, Molex and the Corporation mutually agreed to terminate the Stock Restriction Agreement and the Teaming Agreement between the parties. In addition, Molex and the Corporation have engaged in discussions regarding a potential agreement under which Molex would have the opportunity to purchase certain products from Lumenon on mutually agreeable terms and conditions.

                  General and administrative expenses were CDN$4,837,000 (US$3,067,000) during the quarter ended March 31, 2001, compared to CDN$1,152,000 for the same period in 2000. General and administrative expenses were CDN$12,119,000 (US$7,683,000) during the nine-month period ended March 31, 2001, compared to CDN$2,329,000 for the same period in 2000.

                  As mentioned above, during the quarter ended March 31, 2001, we changed the exercise period of certain options issued under our employee stock option incentive program, from two to five years. An amount of CDN$900,000 (US$571,000) for this non-cash item has been included in general and administrative expenses.

                  Excluding this non-cash item, the increase in general and administrative expenses during the three- and nine-month periods ending March 31, 2001 would be CDN$2,785,000 and CDN$8,890,000 respectively. The increase is mainly attributable to our growth during the last year and, in particular, during the six month period ended December 31, 2000. During the nine months ended December 31, 2000, we hired twenty-two employees, excluding hirings in our research and development department, moved our headquarters to a new facility, built a full manufacturing facility, continued to develop our infrastructure, increased our sales and marketing activities, including attending the Optical Fiber

Conference 2001 and increased our manufacturing activities to provide sample products to customers.

                  Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$118,000(US$75,000) during the quarter ended March 31, 2001, compared to an income of CDN$77,000 during the same period in 2000, an increase of CDN$195,000. During the nine-month period ended March 31, 2001, other expenses, net of interest income and gain on foreign exchange, amounted to CDN$23,057,000 (US$14,617,000) compared to an income of CDN$107,000 for the same period in 2000, an increase of CDN$23,164,000. The increase was mainly due to the CDN$55,209,000 (US$35,000,000) worth of convertible notes we issued on July 25, 2000. The interest expense portion of other expenses is mainly attributable to the fact that these convertible notes bear interest at 7.5% per annum. Moreover, in the quarter ended September 30, 2000, the convertible note financing agreement created a non-cash financing charge of CDN$22,763,000, which is explained below. Interest income during the three and nine months ended March 31, 2001 amounted to CDN$430,000 (US$273,000) and CDN$1,863,000 (US$1,181,000),
compared to CDN$130,000 and CDN$198,000 in the same periods in 2000, an increase of CDN$300,000 and CDN$1,665,000, respectively. These increases were due to the increase in cash equivalents and term deposits resulting from capital raised through the exercise of warrants and options and the issuance of the convertible notes during those periods as compared to the same periods in 2000. As a result of the above expenses, our net loss for the three-month period ended March 31, 2001 was CDN$8,670,000 (US$5,497,000) or CDN$0.23 (US$0.14) per share, compared to CDN$157,647,000 or CDN$6.04 per share for the same period in 2000. For the nine-month period ended March 31, 2001, our net loss was CDN$43,225,000 (US$27,403,000) or CDN$1.19 (US$0.75) per share, compared to CDN$172,850,000 or
CDN$7.32 per share for the same period in 2000.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                  On July 25, 2000, we sold five-year convertible notes due July 25, 2005 in the aggregate principal amount of CDN$55,209,000 (US$35,000,000)to two institutional investors. The notes bear interest at a rate of 7.5% per annum and are convertible at any time into common stock at a conversion price based on the closing bid price of the common stock at the time of conversion, with a minimum conversion price of US$7 per share and a maximum conversion price of US$25 per share (unless a default under the notes has occurred). As of March 31, 2001, notes in the aggregate principal amount of CDN$19,323,000 (US$12,250,000) remained unconverted.

                  In connection with the financing, the investors also received five-year warrants to purchase an aggregate of 5,000,800 shares of common stock. The warrants are exercisable on or after January 25, 2002. The exercise price of the warrants may vary from US$10 per share to US$30 per share based on a formula set forth in the warrants. Based on the formula, the exercise price of the warrants will be lower than the fair market value of the common stock at the time that the warrants vest unless the fair market value of the common stock is equal to or lower than US$10 per share.

                  We applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") to determine the accounting treatment of the notes and the warrants. These bulletins require that we allocate the proceeds from the notes among the notes and the warrants. As a result, the notes will be discounted and the beneficial conversion feature of the notes was recorded as financing charges.

                  Because the notes are convertible at any time, financing charges of CDN$21,581,000 (US$13,681,000) were recorded as expenses at the date of the transaction. In addition, amortization of debt discount for the three and nine month periods ended March 31, 2001, which amounted to CDN$375,000 (US$238,000) and CDN$2,719,000 (US$1,724,000) respectively, were also recorded as financing charges. However, these additional charges are non-cash transactions and accordingly, will have no effect on our cash flows.

                  During the quarter ended March 31, 2001, we actively acquired equipment in order to bring our manufacturing facility to an operational level. As such, we acquired CDN$2,297,000 (US$1,456,000) in property and equipment, of which CDN$38,000 (US$24,000) was financed through capital leases and CDN$718,000 (US$455,000) was included in the accounts payable at March 31, 2001. We infused CDN$6,793,000 (US$4,307,000) into our operating activities.

                  As of March 31, 2001, as a result of the above activities, we had cash, cash equivalents and term deposits of CDN$27,206,000 (US$17,247,000).

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

We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any significant revenues from sales of our products. Our operating history provides no basis for evaluating us and our prospects. We must successfully develop and commercialize our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our licensed proprietary technology in large volumes to have significant revenues and to be profitable.

Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We did not have material revenues from product sales during the nine months ended March 31, 2001. Our first product has recently entered production in limited quantities and we expect to make only limited shipments of these devices during the year ending December 31, 2001. Potential customers may not accept our products and these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others.

We expect to spend considerable sums to develop and market our new products. We expect our operating expenses to increase as we develop our technology and products, increase our sales and marketing activities and expand our assembly operations. We expect to continue incurring considerable operating losses and negative cash flows as we incur significant operating expenses and make capital expenditures in our business. The amount we lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will not generate sufficient revenues to become profitable.

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING CONVERTIBLE NOTES, WARRANTS AND OPTIONS, THE EXERCISE OR CONVERSION OF WHICH COULD DECREASE THE PRICE OF OUR COMMON STOCK, WHICH WOULD LEAD TO ADDITIONAL SHARES OF OUR COMMON STOCK BECOMING ISSUABLE UPON THE CONVERSION OF ANY REMAINING OUTSTANDING CONVERTIBLE NOTES.

To date, we have issued numerous warrants, options and notes, which are exercisable or convertible into shares of our common stock. No holder may convert any portion of the notes or exercise any portion of the warrants issued in July 2000 if upon such conversion or exercise that holder or any of its affiliates would beneficially own more than 4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert notes or exercise warrants. The notes are convertible into shares of common stock at a price equal to the average of the closing bid prices of our common stock for the five trading days ending immediately prior to conversion; however, the minimum conversion price is fixed at US$7.00 and the maximum conversion price is fixed at US$25.00. The conversion price may be adjusted to reflect the effect of any stock splits, stock dividends or other similar transactions. Moreover, in the event that we issue any securities which are convertible or exchangeable into common stock at a price lower than the minimum conversion price of US$7.00, the holders of the notes issued in July 2000 shall be entitled to convert the notes at the lower price. As a result, if any market activity occurs which results in the depression of the price of our common stock, including the taking of a significant short position against our stock, the number of shares issuable upon the conversion of the notes could increase, which could result in substantial dilution to the holders of our common stock. The following table sets forth the number of shares of common stock that would be issuable upon the conversion of US$12,250,000, the amount remaining outstanding under the notes as of March 31, 2001, at assumed conversion prices and the exercise of the warrants issued in connection with the note financing, as well as the percentage of our outstanding share capital that those shares will represent:


                                                      Number of Shares        % of Outstanding Share
                            Number of Shares       Issuable Upon Conversion     Capital Beneficially
                        Issuable Upon Conversion       of the Notes and        Owned After Conversion
Conversion Price              of the Notes         Exercise of the Warrants         and Exercise
----------------        ------------------------   ------------------------   -----------------------
US$25.00                     490,000                    5,490,800                  14.27%
US$20.00                     612,500                    5,613,300                  14.59%
US$15.00                     816,667                    5,817,467                  15.12%
US$10.00                     1,225,000                  6,225,800                  16.18%
US$ 7.00                     1,750,000                  6,750,800                  17.54%


The exercise of outstanding options and warrants and the conversion of outstanding notes will dilute the then current stockholders' ownership of common stock. Sales in the public market of common stock acquired upon exercise of options and warrants and conversion of notes could depress the price of our common stock, which could adversely affect our ability to sell additional shares of common stock.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

We have incurred operating losses since our inception, and as of March 31, 2001, had an accumulated deficit of approximately CDN$267,826,000 (US$169,790,000). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. As a result, we expect to incur increasing losses over the next several years.

In addition, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, then the market price of our common stock will decline.

SEVERAL OF OUR AGREEMENTS WILL REDUCE THE AMOUNT OF REVENUES THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS AND THIS MAY DECREASE OUR PROFITABILITY.

We did not have material revenues from product sales during the nine months ended March 31, 2001. Our agreement with Polyvalor and McGill University requires that we pay a royalty based upon our gross sales. Furthermore, our agreement with Polaroid requires us to pay them a percentage of the net selling price of products incorporating their technology. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to our strategic partners and may ultimately lower our gross profit margin.

WE MAY BE UNABLE TO OBTAIN FUNDING TO MEET OUR FUTURE CAPITAL NEEDS, WHICH COULD CAUSE US TO DELAY OR ABANDON SOME OR ALL OF OUR ANTICIPATED SPENDING, CUT BACK OUR OPERATIONS, SELL ASSETS OR LICENSE OUR TECHNOLOGIES TO THIRD PARTIES.

We will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand assembly capacity. Additional funding could be unavailable on favorable terms, or not be available at all. If we are unable to obtain sufficient additional funding, we may have to delay or abandon some or all of our anticipated spending, cut back our operations significantly, sell some or all of our assets, or license potentially valuable technologies to third parties that we currently plan to commercialize ourselves.

To date, we have received approximately CDN$75,000,000 (US$47,450,000) from third parties through various debt and equity financings. If we borrow additional funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, we may need to raise additional capital by issuing additional securities, including additional floating-price convertible securities, which could result in additional dilution to our existing stockholders.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCT.

We have never assembled large amounts of our products. The manufacture of our chips is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants in assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of chips to be nonfunctional or to have unacceptable defects. This could significantly reduce yields and increase the cost of our products. The difficulty in uncovering these problems and resolving these issues may require much time and may prove to be costly.

We must effectively transfer production information from our research and development department to our new manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively or if we experience delays, disruptions or quality control problems in our manufacturing operations, the shipments of products to our customers could be delayed. Additional capital expenditures could be required to remedy these problems.

Changes in our manufacturing processes or the inadvertent use of defective materials could significantly reduce our manufacturing yields and product reliability. Because most of our manufacturing costs are relatively fixed, manufacturing yields are critical to the results of our operations. Lower than expected production yields could delay product shipments and reduce our gross margins.

OUR BUSINESS MAY EXPAND RAPIDLY, AND THE FAILURE TO MANAGE THIS EXPANSION EFFECTIVELY, AS WELL AS THE STRAIN ON OUR RESOURCES WHICH EXPANSION MAY CREATE, COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional engineering, manufacturing, marketing, sales, administrative and management personnel, and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly or adequately enough to manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. If we overestimate demand, we may incur fixed production expenses that are excessive in relation to revenues generated. This would increase our net loss and if we underestimate demand we may lose customers which would decrease our revenues.

CREATING INTERNATIONAL SALES AND MANAGING INTERNATIONAL OPERATIONS WILL BE DIFFICULT, AND OUR FAILURE TO DO SO SUCCESSFULLY COULD AFFECT OUR ABILITY TO BECOME PROFITABLE OVER THE LONG TERM.

In order to achieve our long-term business goals we will have to generate sales in international markets. This will require us to establish international operations and hire additional personnel. Our failure to do so in a timely and effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Our plans to expand internationally may be affected by a number of risks including:

   -     changes in foreign currency exchange rates;

   -     challenges inherent in managing geographically dispersed operations;

   -     multiple, conflicting and changing governmental laws and regulations;

   -     political and economic instability or conflicts;

   -     changes in tariffs, taxes and other trade barriers; and

   -     the need to develop local distribution channels through third parties.

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE AND SUBJECT TO RAPID TECHNOLOGICAL CHANGE; WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY IF WE ARE UNABLE TO ADAPT TO NEW TECHNOLOGIES AND SUCCESSFULLY DEVELOP NEW AND EVOLVING PRODUCTS WHICH MAY LEAD TO REDUCED SALES OF OUR PRODUCTS, REDUCED REVENUES AND REDUCED MARKET SHARE.

We must become a key supplier of components to the photonics industry to be successful. The photonics market is highly competitive and subject to continuous, rapid technological change, including changing industry standards, frequent introduction of new products, anticipated and unanticipated decreases in average selling prices and fierce price competition. We may be unable to adapt to rapid technological change or to continue new product development. This may lead to reduced sales of our products, reduced revenues and reduced market share.

We must:

- anticipate what features and functions our customers and their end-users will need and demand in our products, both for general industry use and specific custom-made usage;

-    incorporate those anticipated features and functions into our products;

-    meet specific and exacting design requirements;

-    price our products competitively; and

-    introduce our products at a receptive time to meet market demand.

The life cycle of the products we make may be short. We must introduce new products on a timely basis and we must spend large amounts of capital to develop new products. Due to the complexity of our products, we could experience delays in introducing new products. The success of our new products will depend on many factors, including:

-    proper product definition;

-    the timely completion and introduction of new designs;

- the ability of our customers to incorporate our product into their product offerings;

-    the quality and performance of our products;

-    the differentiation of our products from those of our competitors; and

-    market acceptance of our products and those of our customers.

If we are unable to introduce new products on a timely and cost efficient basis we could lose sales and customers, resulting in reduced revenues.

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

THE SMALL NUMBER OF POTENTIAL CUSTOMERS FOR OUR PRODUCTS WILL GIVE THESE CUSTOMERS CONSIDERABLE LEVERAGE OVER US WHICH COULD LEAD TO LOWER SALES PRICES.

For the foreseeable future, we intend to market our products to only a limited number of leading original equipment manufacturers. We will rely on these customers to develop their own systems, thereby creating demand for our products. As a result of the limited number of customers and the intense competition in the market, our customers will exert considerable leverage in negotiating purchases from us which could lead to lower sales prices.

OUR COMPETITION MAY BE ABLE TO MORE EFFECTIVELY DEVELOP AND MARKET THEIR PRODUCTS, MAKING OUR PRODUCTS OBSOLETE.

Our competitors include large companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, greater name recognition and longer standing relationships with leading original equipment manufacturers than we do. Our competitors include both companies already manufacturing large volumes of products based on established technologies, as well as companies selling emerging technological solutions which could replace the technologies we are currently using. Potential competitors could also include our own customers, which may decide to manufacture products competitive with ours, rather than purchasing our products.

WE ARE DEPENDENT ON KEY PERSONNEL; WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL WHICH COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Dr. Mark Andrews, our Vice President and Chief Technology Officer and Dr. Chia-Yen Li, our Vice President, Operations and Chief Operating Officer. We do not currently maintain key-man life insurance on any of our personnel.

Our success will also depend on our ability to attract, train and retain additional management and other highly skilled personnel. In addition, as we grow, we will need to hire skilled engineers for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time. We may not be able to meet our revenue goals if we cannot attract, train and retain sufficient qualified personnel.

Our future profitability will also depend on our ability to develop an effective sales force. Competition for employees with sales and marketing experience in the photonics industry is intense. We require sales people with a good technical understanding of our products and of the industry. We may be unable to attract and retain qualified salespeople or build an effective sales and marketing organization.

IF WE BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS TO ENFORCE OUR PATENT RIGHTS, WE COULD INCUR SUBSTANTIAL COSTS OR SUBSTANTIAL LIABILITY FOR DAMAGES OR BE REQUIRED TO STOP OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

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

If we do not prevail in such litigation, in addition to any damages we might have to pay, any patents we may obtain could be narrowed, invalidated or rendered unenforceable by a court. We could also be required to obtain a license to use certain technologies. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology which we have licensed from others. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products, which would make it more difficult for us to achieve profitability.

WE ARE DEPENDENT ON EQUIPMENT SUPPLIERS AND CONTRACT MANUFACTURERS WHO COULD DISRUPT OUR BUSINESS IF THEY STOPPED, DECREASED OR DELAYED SHIPMENTS TO US.

We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers, and, therefore, they could stop supplying equipment to us at any time. If the equipment which any particular supplier provides to us were to malfunction, we would, at a minimum, experience delays in the shipment of our products and we could be required to find another equipment manufacturer. Delays in shipments could result in the loss of customers and reductions in our revenues.

In addition, we may rely on third party manufacturers to produce some of the components used in our products. Our potential dependence upon third party manufacturing relationships could lead to:

-    reduced control over equipment delivery schedules;

-    lack of quality assurance over the components produced by third parties;
     and

- the delivery of poor quality components which could lead to poor manufacturing yields of our products and ultimately higher product costs.

Any supply deficiencies relating to the quality or quantity of equipment or components we use to manufacture our products could affect our ability to fulfill customer orders and ultimately reduce our revenues and profitability.

OUR BUSINESS INVOLVES THE USE OF SOME HAZARDOUS MATERIALS AND ENVIRONMENTAL LAWS AND REGULATIONS MAY EXPOSE US TO LIABILITY AND THEREFORE INCREASE OUR COSTS.

We handle small amounts of hazardous materials as part of our manufacturing activities. As a result, our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. Compliance with these regulations requires us to establish compliance procedures and safety programs. If environmental laws or regulations were to change, our manufacturing costs or product sales could be adversely affected by forcing us to modify production processes or use more costly materials. We may be required to incur additional costs to comply with current or future environmental laws. In addition, if we fail to comply with either present or future environmental regulations, we may be subject to fines and production halts. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE PROTECTION OF OUR INTELLECTUAL PROPERTY AND WE COULD INCUR SUBSTANTIAL COSTS DEFENDING OUR INTELLECTUAL PROPERTY FROM INFRINGEMENT OR A CLAIM OF INFRINGEMENT.

We may not obtain meaningful protection for our technology and products with the patents and patent applications that we own or license relating to our technology. In particular, the patented technology that we license from Polyvalor and McGill University has also been licensed to QPS Technology Inc. To the extent that QPS Technology Inc. is able to design products competitive with ours without infringing on our intellectual property rights, we may find it more difficult to achieve market penetration with our products and, consequently, our potential revenue stream could be reduced.

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

WE ARE CONTROLLED BY INSIDERS, WHICH MAY PREVENT A CHANGE OF CONTROL OR OTHER CORPORATE TRANSACTIONS.

As of the date hereof, our management, Molex, Polyvalor and McGill University, collectively own in excess of 50% of our outstanding common stock. Together, they determine the composition of the Board of Directors and will be able to determine the outcome of corporate actions requiring stockholder approval. This ability may have the effect of preventing a change in control that may be favorable to other stockholders or causing a change of control that may not be favorable to other stockholders.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  We are exposed to immaterial levels of market risk with respect to changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that we consummate financings outside of Canada, we receive proceeds in currency other than the Canadian dollar. Most of our operating expenses are incurred in Canadian dollars. Thus, our operations will tend to be adversely affected if there is a strong Canadian dollar. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor do we enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.

PART II. OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The following unregistered securities were issued by us from January 1, 2001 to March 31, 2001:


                                                                       Number of Shares          Offering/
                                                                  Issued/Subject to Options       Exercise
 Date of Sale/Issuance      Description of Securities Issued            or Warrants             Price Per
                                                                          and Notes                Share

January 3, 2001             Common stock issued to an external              40,000                  1.00
                            consultant upon exercise of stock
                            options
January 22, 2001            Common stock issued to Capital                 192,031                  7.00
                            Ventures International upon
                            conversion of notes
January 22, 2001            Common stock issued to Castle                  147,716                  7.00
                            Creek Partners LLC upon conversion
                            of notes
February 2, 2001            Common stock issued to an external              20,000                  1.00
                            consultant upon exercise of stock
                            options
February 26, 2001           Common stock issued to an employee              20,000                  1.00
                            upon exercise of stock options
March 21, 2001              Common stock issued to an employee              9,000                   1.00
                            upon exercise of stock options
March 23, 2001              Common stock issued to an employee              5,500                   1.00
                            upon exercise of stock options


                  The issuances of all of the securities listed in this Item 2 were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. All of the securities listed in this Item 2 were deemed by us to be restricted securities and were appropriately legended and restricted as to subsequent transfer. No underwriter was involved in these transactions. For each of the issuances listed in this Item 2, there were no solicitations or advertising by Lumenon, and investors completed an investor questionnaire as to their qualifications and level of experience.

ITEM 5.           OTHER INFORMATION

                  We have recently revised the scope of our business and the products we produce in order to enhance our ability to serve our customers.

                  We are a development stage company. We design and develop end to end optical components solutions for the optical or photonic segments of the telecommunications market. We feature products related to the Wavelength Division Multiplexing market, or WDM, including Dense Wavelength Division Multiplexing, or DWDM, devices and Coarse Wavelength Division Multiplexing, or CWDM, devices. WDM is a technology which combines, or multiplexes, optical signals of different wavelengths together on a single optic fiber without such signals interfering with each other. WDM technology allows network operators to remove an entire class of equipment in their networks.

                  We plan to use our patented PHASIC(TM) process to design and manufacture solutions that address various aspects of the chip development process, initial optical circuit design and customization through chip production, to packaging and testing. We acquired our initial rights to that manufacturing process under a license agreement with Polyvalor and McGill University. Our PHASIC(TM) process allows us to manufacture WDM chips in high volume at a relatively low per unit cost.

INDUSTRY BACKGROUND

                  Accelerating technological innovation and government deregulation of telecommunications markets have in recent years facilitated the widespread use of the Internet, e-mail, cable networks and mobile telephony. These developments have altered the way and manner in which individuals and entities communicate with one another, retrieve information, transfer data and utilize audio, video and interactive services for both business and personal uses. Exponential growth in user traffic and the adoption of data-intensive applications on telecommunications and cable networks have fueled strong demand for the continued installation of networks and greater network capacity, or bandwidth.

                  The flow of traffic has also increased by the growing capacity and processing speed of data communications equipment. According to Ryan, Hankin & Kent, a leading market researcher, Internet traffic will increase from 568,000 tera bytes per month at the end of 2000 to over 1.1 billion tera bytes per month in 2004.

                  As information traffic increases, service providers such as AT&T and MCI Worldcom are increasingly installing networks that use fiber optic cables to transmit light signals because they provide greater systems capacity in a more cost effective manner than traditional copper networks.

                  Optical fiber is deployed across all three segments of the telecommunications networks:

-        long haul for distance connections between cities;

-        metropolitan, for connections within urban areas; and

-        access for connections to individual homes and businesses.

                  Installing fiber optic networks is a capital intensive process. As a result, service providers are seeking to maximize system capacity over existing and new products. In turn, the proliferation of fiber-optic networks is increasing demand for components which combine, manipulate and process light signals as they are transmitted over the network. This has led to the adoption of wavelength division multiplexing, or WDM, which adds additional light signals on a single optical fiber to increase system capacity. Multiplexing technology has been further enhanced by the introduction of DWDM and CWDM which permit wavelengths of light to be spaced closer together, thereby allowing even more specific wavelengths of light, or optical channels, to be placed on one optical fiber.

CWDM

                  CWDM pertains to the size of the passband and as such, the coarse passband is very large. Passband is the operational light spectrum upon which each light signal may be transmitted over optical fiber. Smaller passbands allow for a greater number of signals to be transmitted simultaneously over the given bandwidth. Generally, this increased capacity, however, results in a higher cost per component. Due to the large passband, control and thermal designs of active system components are no longer strictly required. Amplification is also not envisioned thus once again reducing the system cost. The passive CWDM also does not need thermal management. All of this allows for cost effective systems to be built. The market for these components is the high volume metropolitan segment of the telecommunications market which addresses both the 1.3 nm and 1.5 nm technologies.

                  By leveraging the ability of our process to produce high volumes of devices, we believe that Lumenon will be well situated to provide devices for the metropolitan segment of telecommunications networks.

DWDM

                  DWDM has very short defined passbands. These passbands generally coincide with the operating ranges of the optical amplifiers. Therefore the market has been trying to squeeze as many signals as possible within the operating range of the amplifiers. The passbands are in turn getting smaller, with 200 GHz being viewed as the larger passband and newer systems looking to move to 100 GHz and then 50 GHz. DWDM is exclusively in the 1.5 nm technology and is used in the long-haul and metropolitan segments of the telecommunications market.

                  The array wave guide topology that we use allows us to produce simple, easily installable multiple channel devices.

MARKET OPPORTUNITY

                  Traditionally, fiber-optic networking components have been highly specialized and bulky devices requiring large numbers of parts to accommodate the integration of disparate optical, analog and digital technologies. The production of those components has generally required labor intensive precision engineering and manual assembly techniques, making them expensive and difficult to manufacture. The size, cost and manufacturing drawbacks of these components in turn have limited their deployment by network operators. Manufacturers of network equipment in turn increasingly are demanding components that meet the following requirements:

         -- High Volume Production. The extension of optical fiber into metropolitan area networks, and the connection of optical fiber to individual homes and businesses, require fiber-optic components that can be manufactured in higher volumes at lower unit costs. The design complexity and slow, manual production techniques of components that use certain existing technologies are not well suited to meet these requirements.

         -- Higher Levels of Functionality. Network system manufacturers and operators increasingly want fiber-optic components that combine multiple functions so that they can focus on their core businesses of system design and installation rather than component assembly. This in turn has increased the demand for components that combine active devices that generate, detect and modulate light signals, such as lasers and photodetectors, and passive devices that manipulate, guide and route light signals, such as optical splitters, filters and multiplexers.

         -- Higher Performance. The manufacturers and operators of fiber-optics networks demand components that are reliable, cost-effective and energy-efficient. Fully integrated products are typically smaller, consume less power and are more reliable and accurate than discrete products that are linked together. This demand for higher performance and functional integration adds more design complexity to products and further strains the development resources as well as the slow, manual assembly processes characteristic of traditional component manufacturers.

         -- Reduced Time to Market and Shorter Product Lead Times. Rapid network installation makes it necessary for network system manufacturers and operators to procure the fiber-optic components they need, in the quantities they require, in the shortest possible time. Component manufacturers in turn face strong customer demand and competitive pressures to reduce product development and production time from the moment they receive customer specifications and requirements to the moment when they deliver finished products.

         The evolution of the fiber-optic components industry has resulted in the ability to produce cost-effective, high-volume and low unit cost production technology that can be easily adapted to meet the changing needs of the market. The impact of these industry requirements have created a significant opportunity for producers of fiber-optic components. Existing manufacturers, relying on traditional manual production techniques, face the burden of phasing out their products and production facilities, while at the same time designing and qualifying new products, as well as installing new production equipment.

The forward momentum of the marketplace for components for use in telecommunications networks is towards integrated solutions, in which discrete components are combined into a single device. By doing this, connectors between components will be eliminated, thereby reducing system optical losses, minimizing system size and decreasing system manufacturing costs. Planar Lighwave Circuit (PLC) technology, which allows the printing of multiple components upon a single chip, and Lumenon's low temperature PHASIC(TM) process are ideally suited to address this need.

THE LUMENON SOLUTION

         We design, manufacture and market optical components solutions that generate, detect, route and control light signals in telecommunications networks that use light-carrying fiber-optic cables instead of electrical copper wires. Specifically, our solutions take the form of circuits that have been etched on silicon chips through a patented sol-gel manufacturing process that we call PHASIC(TM). By using silicon chips, we can take advantage of standard, high volume semiconductor production methods and processes. While traditional fiber-optic component manufacturers combine discrete elements, such as lasers, lenses and filters, in manually assembled devices, we can achieve the same functionality in a single integrated chip with our proprietary silicon-based optical circuitry. The process is similar to the design and production of microelectronic chips widely used in computers and telecommunication applications. We have chosen the optical silicon chip for our product development because we believe that our PHASIC(TM) process will allow us to address specific market demands, such as:

Scalable, High Volume Production. Our technology permits a wide variety of optical components to be manufactured using established process steps developed by the semiconductor industry. These process steps permit rapid production schedules and offer opportunities for economies of scale.

Higher Performance. The combination of many optical functions on a single optical chip reduces the losses in optical power that generally occur when light is processed through a combination of discrete components and allows increased precision and control over the optical signals.

Compact Size. Because it takes advantage of the compactness of silicon chips, our technology allows us to reduce considerably the overall size of fiber-optic components.

Lower Cost. By using high volume processing techniques, our devices benefit from cost advantages similar to those experienced with high volume electronic silicon chip manufacturing.

Simplified Packaging. Conventional optical devices require considerable technical skill and manual manipulation to attach and align the optical fiber. Our technology allows for a much simpler fiber attachment, resulting in easier and quicker device packaging and interfacing.

Reliability. Integrating all components and functions onto a single chip reduces the number of interfaces between separate components, which improves overall functional reliability.

SUBSEQUENT EVENT

        As of May 15, 2001, Vincent Belanger is no longer our Vice President of Finance and Chief Financial Officer. Our President and Chief Executive Officer, Gary Moskovitz, will serve as our acting Chief Financial Officer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           LUMENON INNOVATIVE LIGHTWAVE
                                           TECHNOLOGY, INC.



                                           By: /s/ Gary Moskovitz
                                           -------------------------------------
                                           Gary Moskovitz
                                           President and Chief Executive Officer
                                           (Acting Principal Financial Officer)


Dated: May 15, 2001