Form 10-K
period 2001-06-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2001-09-28
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                         TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2001
                          -------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                        Commission File number 000-27977


                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Delaware                                        98-0213257
      -------------------------------                        -------------------
      (State or Other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

 8851 Trans-Canada Highway, St-Laurent, Quebec, Canada             H4S 1Z6
 -----------------------------------------------------            ----------
       (Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code: (514) 331-3738
                                                    ---------------

Securities registered pursuant to Section 12(b) of the Act:  NONE
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                         ------------------------------
                                (Title of Class)



         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 25, 2001 was US$13,467,616. The registrant has no non-voting stock. There were 38,478,905 shares of common stock, $0.001 par value, of the registrant outstanding as of September 25, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders scheduled to be held on November 14, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K. We do not assume any obligations to update any of the forward-looking statements we make.

                                WEB SITE ADDRESS

         Our web site address is www.lumenon.com. References in this Annual Report on Form 10-K to www.lumenon.com or any variations of the foregoing or any other uniform resource locator or URL are inactive textual references only. The information on our web site or at any other URL is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be a part of this document.

                                   TRADEMARKS

         "Lumenon" is a trademark of Lumenon Innovative Lightwave Technology, Inc. PHASIC(TM) is the trademark of Lumenon Innovative Lightwave Technology, Inc. Other product, company or organization names cited in this Annual Report on Form 10-K may be service marks, trademarks or trade names of their respective companies or organizations.

                                TABLE OF CONTENTS

PART I.........................................................................................................   1

   Item 1.      Business.......................................................................................   1

   Item 2.      Properties.....................................................................................  14

   Item 3.      Legal Proceedings..............................................................................  14

   Item 4.      Submission of Matters to a Vote of Security Holders............................................  14

PART II........................................................................................................  15

   Item 5.      Market for Registrant's Common Equity, Exchange Rate Information and Related
                Stockholder Matters............................................................................  15

   Item 6.      Selected Financial Data........................................................................  16

   Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations..........  18

   Item 7A.     Quantitative and Qualitative Disclosures about Market Risk.....................................  31

   Item 8.      Financial Statements and Supplementary Data....................................................  31

   Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  31

PART III.......................................................................................................  32

   Item 10.     Directors and Officers of the Registrant.......................................................  32

   Item 11.     Executive Compensation.........................................................................  32

   Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................  32

   Item 13.     Certain Relationships and Related Transactions.................................................  32

PART IV........................................................................................................  33

   Item 14.     Exhibits, Financial Statement Schedules, and Current Reports on Form 8-K.......................  33


                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

         Lumenon is a development stage company. We design, develop and build optical components and devices in the form of compact hybrid glass circuits on silicon chips for equipment providers in the telecommunications, data communications and cable markets. These photonic components and devices, which are based on our hybrid glass technology and our patented PHASIC(TM) design process and manufacturing methodology, offer equipment providers the ability to reduce the network system costs of their customers, the service providers. Our optical components and integrated optical devices enable the reduction of network costs by significantly boosting bandwidth in fiber optic cabling, the pipeline for today's burgeoning telecommunications, data communications and cable industries.

         Our plan of operations for the fiscal year ending June 30, 2002 is to finalize the development of our optical components and devices to be used in dense wavelength division multiplexing networks, known as DWDM networks, and coarse wavelength division multiplexing networks, known as CWDM networks, and to bring these devices to market through volume manufacturing. We will focus our management efforts in five areas:

         - refining our technology and development process to ensure a smooth transition from the research and development to the manufacture of our optical components and devices, thereby allowing us to more easily scale to volume production;

         - broadening our product offerings from simple passive components to a mix of products, ranging from simple devices offered on unpackaged optical chips to packaged, multi-functional integrated optical devices, and providing related services;

         - continuing qualification and test programs for our products in order to achieve required industry and customer standards, such as Telcordia;

         - continuing to provide samples of optical components and integrated optical devices in pursuit of design wins, as well as engaging customers in pursuit of volume orders and deliveries; and

         - prudently managing our resources to achieve our growth objectives while endeavoring to ensure the long term viability of the company by broadening and deepening our base of skilled technology staff and augmenting our reserves of working capital.

         As a development stage company, we have not generated product revenues to date. We do not anticipate generating product revenues until at least the third quarter of the fiscal year ending June 30, 2002.

HISTORY OF LUMENON

         Lumenon's principal place of business is located in St-Laurent, a suburb of Montreal, in Quebec, Canada. We were incorporated in the State of Delaware in February 1996 under the name of WWV Development, Inc. In July 1998, we acquired all of the issued and outstanding shares of Lumenon Innovative Lightwave Technology, Inc., a Canadian corporation, which we refer to as LILT, and was founded in March 1998 by Dr. S. Iraj Najafi and Dr. Mark P. Andrews. Upon consummation of the acquisition, we changed our name from WWV Development, Inc. to Lumenon Innovative Lightwave Technology, Inc. As consideration for such acquisition, we issued 12,200,000 shares of common stock to the shareholders of LILT, which resulted in a change in control of WWV Development, Inc. Under applicable accounting rules and policies, LILT is deemed the acquiring corporation and the financial information contained herewith is that of LILT, as consolidated with Lumenon.

INDUSTRY BACKGROUND

         Accelerating technological innovation and government deregulation of telecommunications, data communications and cable markets have in recent years facilitated the widespread use of the Internet, e-mail, cable networks and mobile telephony. These developments have altered the manner in which individuals and entities communicate with one another, retrieve information, transfer data and utilize audio, video and interactive services for both business and personal uses. Exponential growth in user traffic and the adoption of data-intensive applications on telecommunication and cable networks have fueled strong demand for the continued installation of communication networks and greater network capacity, otherwise known as bandwidth.

         As information traffic increases, service providers are increasingly installing networks that use fiber optic cables to transmit light signals because fiber optic cables deliver greater systems capacity in a more cost-effective manner than traditional copper networks.

         Optical fiber is deployed across all segments of the telecommunications network:

         - long haul, including ultra-long haul and submarine, for distance connections between widely separated cities;

         - regional networks, for mid-range distances between nearby cities;

         -        metropolitan, for connections within urban areas; and

         - access and enterprise, for connections to individual homes, organizations and businesses, and for connections between various buildings operated by a single organization or business.

         Installing fiber optic networks is a slow and extremely capital intensive process. As a result, service providers are seeking to maximize system capacity over existing networks as well as to increase dramatically the capacity of new networks. This has led to the adoption of wavelength division multiplexing, or WDM. Multiplexing devices combine, or multiplex, optical signals of different wavelengths together on a single optical fiber without those wavelengths interfering with one another. Instead of transmitting data on a single wavelength or color, multiplexers multiply the capacity of a fiber optic network by combining different wavelengths of light, each carrying data, onto one optical stream and transmitting it through a single fiber. At the other end, signals are again separated, or demultiplexed. This permits a single fiber to transmit multiple optical channels, thereby increasing the data transmission capacity of any given fiber optic network. Multiplexing technology has been further advanced through the introduction of dense wavelength division multiplexing and coarse wavelength division multiplexing. DWDM permits many wavelengths of light to be spaced closer together, thereby allowing even more specific wavelengths of light, or optical channels, to be placed onto one optical fiber. CWDM has more widely spaced optical channels and, therefore, less capacity per fiber than DWDM, but it allows less costly lasers and other components to be used in the accompanying network solution.

         DWDM and CWDM networks require mechanisms to direct selected optical channels to specific customers. First generation optical networks accomplished this by converting optical data to electronic form, directing the data using legacy electronic switches, then converting the data back into optical form. Service providers want to eliminate optical to electronic conversions in their networks whenever possible in order to improve performance. Optical subsystems capable of directing optical channels without converting to electronic signals include optical add drop multiplexers, known as OADM. OADMs allow service providers to receive, or add, channels from the network or deliver, or drop, selected channels to specific customers. OADMs can either be fixed, whereby they can deliver or receive the same optical channel, or configurable, known as COADM, whereby they can be reprogrammed to add or drop different channels as required.

         During the fiscal year ended June 30, 2001, the telecommunications sector, and in particular the fiber optic networking sector, suffered a severe downturn, with system providers scaling back on deployment and equipment manufacturers relying on component inventories to meet reduced demand. The reduction in demand has been particularly severe in the North American long haul sector and less severe in the international metropolitan, access and enterprise segments. In addition to the market downturn, there has also been an incredible growth in the number of companies competing with Lumenon in the optical components market. A large number of these companies were established and funded in 1999 and 2000 and are now competing in a dramatically reduced market.

         However, despite the recent turmoil in the industry, we believe that the future market for optical components remains very attractive. We believe that specific sectors, such as integrated optical devices and other components for the metropolitan, access and enterprise segments, will experience particularly strong growth. The metropolitan, access and enterprise networks connect the ultimate consumers of bandwidth - individuals, organizations and businesses - to the network core - the long haul and regional connections - which have experienced the rapid build out in recent years. Service providers continue to struggle with a variety of challenges including reducing the cost, power requirements and size of optical components and eliminating the bandwidth "bottleneck" connecting the consumers at the edge of the network to the relatively vast capacity of the network core. Fortunately, many of these challenges will be addressed by the introduction and wide scale use of our integrated optics such as our integrated optical devices.

MARKET OPPORTUNITY

         Traditionally, optical devices have been highly specialized, bulky devices requiring a large numbers of parts to accommodate the integration of disparate technologies and significant footprint requirements for fiber management and connections. The production of those devices using traditional techniques generally required labor intensive precision engineering and manual assembly techniques, making them expensive and difficult to manufacture. The footprint, volume, cost and manufacturing drawbacks of these devices limit the deployment of such devices by service providers. Manufacturers of fiber optic network equipment are increasingly demanding components and devices that meet the following requirements:

         HIGHER LEVELS OF FUNCTIONALITY. Fiber optic network equipment providers increasingly want to focus on system design and installation rather than component assembly and therefore prefer to purchase optical devices that combine multiple functions and are ready for installation into their network solutions. This in turn has increased the demand for fully assembled devices that combine multiple active or passive functions, or active and passive devices, in a single package rather than a collection of discrete components interconnected by fiber cables. Active devices are those that generate, detect and switch or modulate light signals, such as lasers, photodetectors, switches and modulators, and passive devices are those that manipulate, guide and route light signals, such as optical splitters, multiplexers, demultiplexers and taps (which is a splitter with power divided asymmetrically).

         HIGH VOLUME PRODUCTION. The extension of optical fiber into metropolitan, access and enterprise networks requires a new generation of optical devices that can be manufactured in higher volumes at lower unit costs. The complex design of existing components as well as the need for manual production of such components causes them to be ill-suited to meet these requirements.

         HIGHER PERFORMANCE. Fiber optic network providers and operators of fiber optic networks are demanding components that are reliable, cost-effective and energy-efficient. As a result, fiber optic network equipment providers are providing fully integrated products that typically have smaller footprints and volumes, consume less power and are more reliable and accurate than the traditional discrete products that are linked together. With a single integrated device, connectors between components are eliminated, thereby reducing system optical losses, minimizing system size and decreasing system manufacturing costs. Due to increased design complexity and the manufacturing constraints of the manual assembly process, producing components which combine both high performance and functional integration is very difficult for manufacturers using traditional manufacturing techniques.

         REDUCED TIME TO MARKET AND SHORTER PRODUCT LEAD TIMES. Rapid network installation makes it necessary for system providers and equipment manufacturers to procure the fiber optical components they need, in the quantities they require, in the shortest possible time. Component manufacturers in turn face strong customer demand and competitive pressures to reduce product development and production time from the moment when customer specifications and requirements are received to the moment when finished products are delivered.

        The evolution of the fiber optic components industry and the impact of the evolving industry requirements have created a significant market opportunity for optical component and device suppliers who can produce integrated fiber optic components based on cost-effective, high volume and low unit cost production technology that can easily be adapted to meet the changing needs of the market. Existing manufacturers, relying on traditional manual production techniques, face the burden of phasing out their products and production facilities while at the same time designing new production processes, qualifying them and installing new production equipment.

THE LUMENON PLAN

         Lumenon designs, builds and markets optical components and integrated optical component solutions based upon our expertise in materials science and optical design techniques for planar optical circuits and our patented Photonic Hybrid Active Silica Integrated Circuit process, which we refer to as PHASIC(TM).

         While traditional fiber optic component manufacturers combine discrete elements in manually assembled devices, we can achieve similar functionality in a single integrated chip with our proprietary silicon-based optical circuitry. This technology enables us to apply the basic material used for integrated electronic circuits, namely, silicon, to build high quality integrated optical components. The process is similar to the design and production of microelectronic chips widely used in computers and telecommunications applications. Drawing on a combination of automated assembly techniques and standard silicon fabrication technology, we are able to significantly reduce the cost, time and complexity of designing and manufacturing optical components and devices.

         Our components and devices are created from a class of proprietary hybrid glass materials which are designed to provide both specific optical properties and properties particular to the PHASIC(TM) manufacturing process. Lumenon's patented low-temperature PHASIC(TM) technology creates planar lightwave circuit components in the form of "optical chips" on silicon. PHASIC(TM) is an end-to-end, integrated design process and manufacturing methodology and the basis of Lumenon's capability to design rapidly and produce both generic product platforms and customized devices to meet specific customer needs.

         Key PHASIC(TM) features include:

         - One-step coating of the highest optical quality for thin and thick film components and devices;

         - A generic material technology that extends beyond conventional glass;

         -        Processing that is resist and metallisation free;

         -        Processing without high-temperature annealing;

         - Topographical relief processing that avoids reactive ion etching; and

         - Extremely rapid product customization via a suite of proprietary design tools, a library of characterized materials and pre-designed planar circuit "objects" which easily combine to assemble more complex, multifunctional devices.

         PHASIC(TM) allows us to develop a fast, direct photolithographic method for depositing planar lightwave circuit components (e.g., waveguides) on integrated optics devices at low temperatures (under 200 degrees Celsius). The PHASIC(TM) manufacturing methodology works in much the same way as printing photographs in a darkroom. It begins with a silicon substrate to which a coating of low-temperature hybrid glasses with attractive features of organic polymers and inorganic glasses is added. A contact mask placed on top of the substrate maps the circuit components the chip will carry. Light striking onto the chip through the openings in the mask changes the refractive index of the exposed areas of the material, creating the desired circuit components.

         An essential feature of Lumenon's PHASIC(TM) process is the underlying organic-inorganic hybrid glass technology used to fashion waveguides and gratings on silicon by simple ultraviolet light imprinting. Lumenon's hybrid glasses have properties which can be predictably tuned, from those closely related to organic polymers, all the way to properties that approach those of conventional inorganic glasses.

         Lumenon's approach has fewer process steps, less capital-intensive equipment, fewer environmental dependencies and greater potential yield than competing technologies. The process is less time consuming and more flexible than other chip manufacturing methods, such as those used by our competitors. The PHASIC(TM) manufacturing methodology also requires lower manufacturing temperatures than the technologies used by our competitors - less than 200 degrees Celsius for the PHASIC(TM) process versus as much as 1,000 to 500 degrees Celsius as used by our competitors. This low temperature advantage allows the possibility of producing and combining both active and passive components on the same substrate.

         With the PHASIC(TM) design process and manufacturing methodology, the manufacturing time and complexity does not scale with the number of channels per chip because all channels are created simultaneously. A 32-channel DWDM, for example, requires similar time and manufacturing steps to produce as a 4, 8 or 16 channel version, which permits much faster production rates and higher product yield. In addition, fewer process steps ensure greater inherent production quality and reliability.

         As part of the PHASIC(TM) technology, Lumenon has developed proprietary design tools, including software algorithms and theories for creating product designs for other optical devices. In addition, Lumenon has developed a library of design tools and elements that can be used in modular form to assemble more complex, multifunctional devices on a chip. These tools allow considerable time savings both during the design phase of a new generic product platform and during the customization of product platforms for specific customer requirements.

         Our technology and processes are designed to meet the emerging requirements of the optical component marketplace. Specific market requirements addressed by Lumenon include:

         HIGHER PERFORMANCE. The combination of many optical functions on a single optical chip reduces the losses in optical power that generally occur when light is processed through a combination of discrete components and allows for increased precision and control over the optical signals.

         LOWER COST. By using high volume processing techniques, our devices benefit from cost advantages similar to those experienced with high volume electronic silicon chip manufacturing.

         SCALABLE, HIGH VOLUME PRODUCTION. Our technology permits a wide variety of optical components and devices to be manufactured using established process steps developed by the semiconductor industry. These process steps permit rapid production schedules and offer opportunities for economies of scale. Because we can readily draw upon and combine a variety of developed process steps, we can design and implement product variations quickly and increase production volumes with minimal delay or dislocation. This enables us to respond rapidly to changes in market or customer demands.

         COMPACT SIZE (SMALL FOOTPRINT). Because our technology takes advantage of the compactness of silicon chips, it allows us to considerably reduce the overall size of our optical components and devices.

         SIMPLIFIED PACKAGING. Conventional optical components require considerable technical skill and manual manipulation to attach and align the optical fiber. Our technology allows for a much simpler fiber attachment, resulting in easier and quicker device packaging and interfacing.

         RELIABILITY. Integrating all components and functions onto a single chip reduces the number of interfaces between separate components, thereby improving overall functionality and reliability.

         Our manufacturing methods are based upon those long accepted by the semiconductor and microelectronics industries, allowing us to leverage existing capital equipment designs and associated methodologies. We have adapted these methods to produce hybrid silica glass integrated optical components and devices. Our methodology reduces costs by avoiding complex and costly processing and etching sequences. We believe that the relative simplicity of our PHASIC(TM) process, using hybrid glasses, will enable us to fabricate optical chips across the broadest range of photonic market opportunities in high volume.

LUMENON STRATEGY

         Our objective is to be a leading global provider of integrated optical components and devices to telecommunications, data communications and cable providers and thereby capture a significant share of the fiber optic component market. We intend to achieve this goal by:

         DEVELOPING AND MARKETING A FULL LINE OF INTEGRATED, NETWORK-ENABLING OPTICAL COMPONENTS. By combining light generating, detecting and modulating (active) functions with light manipulating, guiding and routing (passive) functions onto one integrated silicon-based chip, we believe our technology will enable us to quickly develop and market, in the required numbers, optical components that are more responsive to market demands for greater bandwidth than is currently possible with other technologies. Our optical circuit technology can be applied to all basic optical functions and we intend to leverage our technology by introducing a full line of optical products, from basic passive devices to optical devices integrating multiple passive functions to integrated optical devices incorporating passive and active functionality.

         EXPLOITING HIGH VOLUME, LOW-COST MANUFACTURING PROCESSES AND TECHNOLOGIES. We intend to take commercial advantage of the mass production techniques, economies of scale, production yield and reductions in product development time that our optical circuit technology makes possible. To exploit our production technology, we have constructed a fully equipped, self-contained assembly and test facility in St-Laurent (Montreal, Quebec), Canada. We believe that the availability of this facility is a competitive advantage because it permits us to respond quickly and easily to specific customer requirements.

         ESTABLISHING AND MAINTAINING COLLABORATIVE RELATIONSHIPS. We intend to capitalize on and strengthen the close collaborative relationships we have established with leading companies active in the fiber optic market, such as Litton Poly-Scientific (now a subsidiary of Northrop Grumman). We believe that fostering close relationships with the leading companies in the fiber optics market affords us a competitive advantage in the areas of product design, acceptance and qualification. Some of these collaborative relationships have begun as companies seek access to Lumenon's unique expertise in materials, optical circuit design and manufacturing processes. We will pursue opportunities to provide a range of revenue generating services as these relationships develop. We intend to continue to establish appropriate collaborative relationships in order to gain access to markets, customers and technologies as well as to generate service revenue.

         ENHANCE SALES, MARKETING AND CUSTOMER SUPPORT CAPABILITIES. We believe that the highly technical nature of our products and the sophisticated and highly specialized needs of our potential customers require us to maintain a knowledgeable, proactive and capable sales and marketing staff. We continue to invest in staff devoted to sales and marketing functions, particularly in the areas of product management and direct selling and, where appropriate, to establish relationships with third-party distributors. Our initial geographical focus will be on customers in North America and Europe, followed by Asia and the rest of the world. We also intend to complement our sales and marketing efforts by investing in customer support functions to ensure that our close customer relationships continue after products are deployed to sustain the retention of existing customers and to identify areas for further technical improvement and development.

         CONTINUING TO ENHANCE OUR STRONG TECHNICAL STAFF. We have assembled a world class group of highly skilled scientists, engineers and technicians to design, develop and manufacture our components and integrated optical devices. As we move from a research and development phase into production, and from developing simple passive components to integrated optical devices, we recognize the need to selectively enhance our technical team with specific expertise and experience. We envision adding between

         10 to 20 technical staff members during the fiscal year ending June 30, 2002. In addition, we will continue to enhance the skills of our existing staff through a structured in-house training program. This training program includes technical, project and general management components.

PRODUCTS AND PRODUCT DEVELOPMENT

PRODUCT PORTFOLIO

         Our technology and processes allow us to address a wide range of product opportunities. Our optical circuit technology can be applied to all basic optical functions and we intend to leverage our technology by introducing a full line of optical products, from basic passive components to optical devices integrating multiple passive functions and integrated optical devices incorporating passive and active functionality.

         Lumenon's product development cycle begins with the identification of a product opportunity. Our development process focuses on three areas: material science, manufacturing processes, and optical design. One challenge is to define a material solution based upon a library of existing proprietary material characteristics, which can be modified to have the required properties, but in such a way that the product is still manufacturable by the PHASIC(TM) process. Another challenge is to define an optical circuit solution given the selected material and process windows, which meets or exceeds the performance requirements of the product. Lumenon uses design and simulation software, coupled with existing libraries of component solutions, to quickly generate and evaluate potential solutions. In addition to the above challenges, customers often have specific requirements for the placement and type of connectors and the dimensions of the device which place constraints on the design and introduce product specific interconnect and thermal management requirements which must be addressed. Lumenon has developed specific in-house, multi-disciplinary expertise over the past three years of product development in order to address these issues.

         Lumenon has focused primarily upon the design and development of passive circuit components, such as splitters, couplers and arrayed waveguide gratings, also known as AWG. This has allowed us to produce multiplexer and demultiplexer filters for CWDM and DWDM optical networks. We have also taken the next step and are developing optical devices that integrate two or more passive circuit elements into a single device. Finally, we have under development integrated optical devices, such as the COADM, which combine passive and active circuit elements. These active circuit elements include detectors, lasers, modulators, switches and attenuators.

         Our goal for the fiscal year ending June 30, 2002 is to accelerate the transition from our offering of simple passive components to providing a mix of products and services ranging from optical chips to integrated photonic devices. We intend to offer our optical component products at three stages of the production process:

         - as chips to other component suppliers or to equipment providers, which our customers can then use for their own assembly purposes;

         - as packaged devices, where we assemble chips with optical and electrical connections; and

         - as modules, which involve a higher level of additional electronics in order to yield a higher level, value-added product.

         Today, our products are primarily configured for metropolitan and access network applications, where the need for high volume, cost-effective components that feature reduced complexity and greater ease of production is particularly critical. However, our long-term goal is to pursue opportunities in all market segments, including the long haul market, regional and enterprise segments. For the fiscal year ending June 30, 2002 and beyond, we aim to increase our product range significantly. The following is a summary of our product offerings and those products scheduled for launch during the fiscal year ending June 30, 2002:


PRODUCT                                                 DESCRIPTION                               STATUS
-------                                                 -----------                               ------
Multiplexers and Demultiplexers for     16 to 40 channel, 100 GHz multiplexers and   Undergoing manufacturing
DWDM Networks                           demultiplexers suitable for DWDM             optimization
                                        point-to-point, optical cross connections
                                        and wavelength applications

Multiplexers and Demultiplexers for     4 and 8 channel, 20 and 24 nm multiplexers   Undergoing manufacturing
CWDM Networks                           and demultiplexers suitable for CWDM         optimization
                                        point-to-point, optical cross connections
                                        and wavelength routing applications

Configurable Optical Add-Drop           Lumenon is developing key integrated         In development
Multiplexer (COADM) Components          optical modules as part of the joint
                                        development of a MEMS-based COADM
                                        solution with Litton Poly-Scientific
                                        (now a subsidiary of Northrop Grumman).

RESEARCH AND DEVELOPMENT

         Since our inception, we have devoted a significant amount of our resources to research and development. In our fiscal years ended June 30, 1999, 2000 and 2001, we have spent approximately CDN$162,000, CDN$219 million and CDN$8.3 million, respectively, on research and development, net of tax credits and grants. We believe that continued investment in our technology is critical to our future success and that research and development expenses will increase in absolute terms in future years.

         Our research and development organization includes more than 40 persons, 15 of whom hold advanced degrees. We believe the expertise of this organization in the application of silicon-based technology to optical components is unique. We have assembled a team with broad expertise in materials formulation, photonic device design, hybrid glass integrated optics circuit fabrication, product definition and industrial process engineering. This team has pioneered the development of "photonic chips on silicon" based on proprietary formulations of hybrid glasses and the creation of software design tools. Our technical structure comprises software development/optical circuit design, materials formulation and process engineering. This should allow us to evolve as a significant provider of integrated optics products to the photonic industry.

         We have also created a technical advisory board to advise us on photonic market trends and technology and to assist in the development of an optical information technology "roadmap" for our benefit. This board consists of three external scientists with extensive experience and expertise in the industry.

         Our research and development facilities in St-Laurent (Montreal, Quebec), Canada include computer-aided design stations, modern laboratories and automated test equipment. We intend to devote continued research and development resources to expand our existing product line, enhance our manufacturing processes in order to reduce production costs, provide increased device performance and reduce the time to market in developing our products.

MANUFACTURING

         Lumenon's manufacturing facility, contained within our high technology facility of approximately 53,427 square feet located in St-Laurent (Montreal, Quebec), Canada, includes a materials formulation laboratory, which is a 1,000 square feet, class 10,000 clean room with temperature, humidity and light control and is serviced with compressed air, nitrogen and vacuums for materials preparation and a micro fabrication facility, which is a world class 3,000 square feet, class 100 clean room with the capacity to generate up to 500 devices a day.

ENGINEERING

         Lumenon uses both proprietary and industry standard design tools to create our integrated optical devices. We have developed in-house theories and software algorithms for creating product designs. We have also obtained licenses for industry standard computer aided design, also known as CAD, and beam propagation method, also known as BPM, software to model or design selected performance features of simpler devices, like couplers and splitters.

EXECUTIVE OFFICERS

         Our executive officers and their respective ages, as of September 25, 2001, are as follows:

NAME                                     AGE            POSITIONS
----                                     ---            ---------
Gary Moskovitz.......................    54             President, Chief Executive Officer, Secretary and Director

Dr. Mark P. Andrews..................    50             Vice President, Chief Technical Officer and Director

         Gary Moskovitz has served as our President and Chief Executive Officer and a director since May 2001 and as our Secretary since June 2001. Before joining us, Mr. Moskovitz served as President and Chief Executive Officer of Helysis, Inc., a company in the rapid prototyping systems industry, from 1998 to 2000. Mr. Moskovitz was Executive Vice President and Chief Operating Officer of Quintar Corporation, a company in the electronic printing and networked image server industry, from 1992 to 1998.

         Dr. Mark P. Andrews has served as our Vice President and Chief Technical Officer and as a director since 1998. From 1998 to 2001, Dr. Andrews also served as our Secretary. Dr. Andrews served as an Associate Professor in the Department of Chemistry at McGill University from 1990 to 2000. Dr. Andrews is also a member of the Materials Research Society and the International Society for Optical Engineers.

EMPLOYEES

         In the fourth quarter of the fiscal year ended June 30, 2001, we announced a restructuring plan designed to better align our cost structures with continued adverse market conditions which resulted in reductions in our headcount by approximately 25% from 120 employees to 90 employees as of June 30, 2001. This headcount reduction resulted in the elimination of various senior management functions and a trimming of administration and support staff. Of the 90 persons we employed as of June 30, 2001, 26 were employed in manufacturing, 40 were employed in research and development and the remainder were employed in sales, marketing and administration.

INTELLECTUAL PROPERTY

         Lumenon relies on a combination of patent, trade secret, copyright and trademark law, as well as contracts with third parties, to establish and maintain proprietary rights in our technology and products. We are the co-owner of a United States patent and a pending provisional patent application relating to our technology. There can be no assurance that our patent application, or any others that may be filed in the future, will be issued, or that upon issuance, the patents will not be challenged or invalidated. In addition, while we intend to vigorously protect our rights, there can be no assurance that any such measures will be successful.

         All of our scientists and engineers have executed confidentiality and assignment of invention agreements. In addition, prior to disclosing confidential information to third parties, we generally require the third party to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

MATERIAL AGREEMENTS

AGREEMENT WITH POLYVALOR AND MCGILL UNIVERSITY

         Lumenon has entered into a license agreement with Polyvalor and McGill University pursuant to which Lumenon acquired an exclusive license in connection with certain technology based on the work of Dr. Najafi at Ecole Polytechnique and Dr. Andrews at McGill University and their respective teams of collaborators. The exclusive license granted to us is subject to a license granted to QPS Technology Inc. in May 1998.

AGREEMENT WITH POLAROID CORPORATION

         LILT Canada, Inc., a wholly-owned subsidiary of Lumenon, entered into a license agreement with Polaroid Corporation pursuant to which LILT Canada, Inc. obtained a worldwide, irrevocable, non-exclusive license for certain patents owned by Polaroid Corporation.

AGREEMENT WITH LITTON POLY-SCIENTIFIC

         Lumenon and Litton Poly-Scientific (now a subsidiary of Northrop Grumman) signed a Memorandum of Understanding (MOU) on February 8, 2001 which defines a framework for co-operation in the joint development and marketing of a Configurable Optical Add Drop Multiplexer, known as COADM. In the MOU, the parties agreed to collaborate to define and market test a COADM design with the stated intention of entering into subsequent agreements to develop and introduce various versions of the COADM to market.

COMPETITION

         A large number of component suppliers produce optical components for DWDM and CWDM networks in the market. A partial list of suppliers include JDS Uniphase Corp., Gould Fiber Optics, Corning OCA, NTT Electronics Corporation, Lightwave Microsystems Corp. and Bookham Technology plc. In addition, several equipment providers, such as Lucent Technologies, Inc., Alcatel SA, Cisco Systems, Inc., Nortel Networks Corp., NEC Corp. and Fujitsu Limited, also have divisions or companies which produce optical components. We expect competition to increase in the future from existing competitors and from companies that may enter our markets with solutions that may be less costly or provide better performance or features. To be successful, we must continue to respond promptly and effectively to changing customer preferences, feature and pricing requirements, technological change and competitors' innovations.

         Many of our potential customers have substantial technological capabilities and financial resources. These customers may currently be developing, or may in the future decide to develop or acquire, products or technologies that are similar to or may be substituted for our products. This may diminish purchases of our products. A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than us. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products, thereby increasing competition for our products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

         We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control. These factors include:

         - the price, performance and quality of our products and those of our competitors';

         - the timing and success of new product and feature introductions by us, our customers and our competitors;

         - the emergence of new standards in the optical communications industry and the development of technical innovations;

         -        the availability of raw materials;

         -        the efficiency of production;

         - the rate at which our customers integrate our products into their products and the number and nature of our competitors in a given market;

         -        the assertion of intellectual property rights; and

         -        general market and economic conditions.

ITEM 2.  PROPERTIES

         We currently lease approximately 53,427 square feet in St-Laurent (Montreal, Quebec), Canada where both our corporate headquarters and our manufacturing and processing facilities are located. Our manufacturing facility features materials preparation, fabrication, packaging, optical test and quality control facilities for our products. Our processing facilities include modified silicon processing equipment, such as lithography, etching, analytical measurement and control equipment. We believe our current facilities will be sufficient to meet our needs for the foreseeable future, but that additional space will be available on commercially reasonable terms to meet space requirements if they arise.

         We intend to sublease our remaining lease obligation for our manufacturing facility in Dorval, Canada, which we no longer use. There are approximately 2.5 years remaining in our lease obligation.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to several lawsuits brought by former employees. We believe these lawsuits are without merit and we intend to defend these matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001 through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, EXCHANGE RATE INFORMATION AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has been traded on The Nasdaq National Market under the symbol "LUMM" since April 13, 2000. From July 27, 1998, the day on which trading in our common stock commenced, through January 19, 2000, our common stock was quoted on the OTC Bulletin Board. From January 20, 2000 to March 9, 2000, pending the effectiveness of our registration statement on Form 10, trading in our common stock was reported by the National Quotation Bureau on the pink sheets. From March 10, 2000 through April 12, 2000, our common stock was quoted on the OTC Bulletin Board. The following table sets out in US dollars the high and low bid prices of our common stock for the two most recent fiscal years. Prices through April 12, 2000 reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


FISCAL YEAR ENDED JUNE 30, 2000                                              High                  Low
-------------------------------                                            --------              --------
First Quarter ended September 30, 1999 ............................        US$14.25              US$ 1.63
Second Quarter ended December 31, 1999 ............................        US$40.97              US$ 7.56
Third Quarter ended March 31, 2000 ................................        US$53.00              US$11.03
Fourth Quarter ended June 30, 2000 ................................        US$28.38              US$ 8.30

FISCAL YEAR ENDED JUNE 30, 2001
-------------------------------

First Quarter ended September 30, 2000 ............................        US$28.94              US$14.38
Second Quarter ended December 31, 2000 ............................        US$16.06              US$ 4.03
Third Quarter ended March 31, 2001 ................................        US$ 8.63              US$ 1.69
Fourth Quarter ended June 30, 2001 ................................        US$ 2.56              US$ 0.50



HOLDERS OF COMMON STOCK

         On September 25, 2001, there were 111 holders of records of our common stock.

DIVIDENDS

         We have not paid and do not intend to pay cash dividends on our common stock. We currently intend to reinvest earnings, if any, in the development and expansion of our business. The declaration of dividends in the future will be at the election of our board of directors and will depend upon our earnings, capital requirements and financial position, general economic conditions and other relevant factors.

EXCHANGE RATE INFORMATION

         Our functional and reporting currency is the Canadian dollar. The table below sets forth, for the periods and dates indicated, information concerning the noon buying rates for the Canadian dollar per US$1.00. The rate reflects the noon buying rate for cable transfers in New York City in foreign currencies certified by the Federal Reserve Bank of New York. The average consists of the average noon buying rates on the last day of each full month during the indicated period.

                                                       CLOSE           AVERAGE            HIGH             LOW
                                                       ------          -------           ------           ------
Fiscal year ended December 31, 1998                    1.5375           1.4993           1.5770           1.4075
Fiscal year ended June 30, 1999                        1.4735           1.4886           1.5302           1.4512
Fiscal year ended June 30, 2000                        1.4798           1.4727           1.5135           1.4350
Fiscal year ended June 30, 2001                        1.5175           1.5199           1.5790           1.4639

SALES OF UNREGISTERED SECURITIES

         We did not issue any unregistered securities during the fourth quarter of the fiscal year ended June 30, 2001.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the Company for the periods indicated, derived from consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States that have been audited by KPMG LLP, Montreal, Canada, for the periods ended June 30, 2001, June 30, 2000, June 30, 1999 and December 31, 1998. The data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

         We changed our fiscal year end from December 31 to June 30, effective in 1999.

         Our functional and reporting currency is the Canadian dollar. For convenience, our most recent financial information has also been presented in US dollars. The US dollar figures in items 6 and 7 are converted from the Canadian dollar using the Bank of Canada closing rate of CDN 1.5140 per US dollar as at June 29, 2001, except for the conversion prices of the convertible notes and the original proceeds of these notes.

                             SELECTED FINANCIAL DATA
               (In thousands of dollars, except per share amounts)


                                          JUNE 30,          JUNE 30,            JUNE 30,           JUNE 30,          DECEMBER 31,
                                           2001              2001                2000               1999                 1998
                                         --------          --------            --------           --------          ------------
                                      (U.S. dollars)   (Canadian dollars)  (Canadian dollars) (Canadian dollars)  (Canadian dollars)

CONSOLIDATED BALANCE SHEET DATA
-------------------------------
Current Assets                            $16,082           $24,347             $ 6,059            $ 2,045           $   553

Property and Equipment                     14,040            21,257               4,603              1,493                --

Total Assets                               30,649            46,402              12,200              3,547                553

Current Liabilities                         3,098             4,690               1,607              1,003                119

Convertible Notes                           7,442            11,267                  --                 --                --

Stockholders' Equity                       19,205            29,077              10,314              2,545               434




                                       FISCAL YEAR      FISCAL YEAR       FISCAL YEAR         SIX MONTHS          FROM INCEPTION
                                          ENDED            ENDED             ENDED               ENDED                  TO
                                      JUNE 30, 2001    JUNE 30, 2001     JUNE 30, 2000       JUNE 30, 1999       DECEMBER 31, 1998
                                      -------------    -------------     -------------       --------------      ------------------
                                     (U.S. dollars) (Canadian dollars) (Canadian dollars)  (Canadian dollars)    (Canadian dollars)


CONSOLIDATED STATEMENT OF OPERATIONS DATA
-----------------------------------------
Research and Development
 Expenses(1)                            $ 5,466         $ 8,276            $218,968              $ 162                 $  12

General and Administrative(2)            16,575          25,093               4,914                569                   290

Other Expenses (Income)(3)               16,543          25,047                (320)                18                   (14)
                                        -------         -------            --------               ----                 -----
Net Loss                                 38,584          58,416             223,562                749                   288
                                        =======         =======            ========               ====                 =====

Loss Per Share
 Basic and diluted(4)                   $  1.04         $  1.58            $   8.80              $0.04                 $0.02


-----------------------------

(1)      Amounts shown are net of tax credits and grants.

(2) Including depreciation of CDN$4.9 million (US$3.2 million) for 2001 compared to CDN$894,000 for 2000 and a write-down of property and equipment of CDN$2.5 million (US$1.7 million) for 2001, zero in prior years.

(3) Including interest expense of CDN$2.3 million (US$1.5 million) in 2001 and CDN$42,000 in 2000, financing charges of CDN$25.1 million (US$16.6 million) in 2001, interest income of CDN$2.1 million (US$1.4 million) in 2001, CDN$279,000 in 2000, CDN$1,000 in 1999 and CDN$7,000 in 1998
         and gain on foreign exchange of CDN$278,000 (US$184,000) in 2001, CDN$83,000 in 2000 and CDN$7,000 in 1998 as well as a loss on foreign exchange of CDN$19,000 in 1999.

(4) For the periods presented, Lumenon had 36,957,777, 25,415,601, 17,480,967 and 14,972,188 weighted average number of issued and outstanding shares, respectively. We have never paid dividends on our common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

         Lumenon changed its fiscal year end from December 31 to June 30, effective in 1999. From inception (March 2, 1998) to December 31, 1998, activities were oriented towards the organization of Lumenon. During the six-month period ended June 30, 1999, key activities include certain financial arrangements entered into in connection with the construction of our pilot plant in Dorval, Quebec, Canada and the acquisition of related capital assets.

         For the purpose of this Management's Discussion and Analysis, 2001 refers to the fiscal year ended June 30, 2001 and 2000 refers to the fiscal year ended June 30, 2000. In addition, figures for the six-month period ended June 30, 1999 and from inception (March 2, 1998) to December 31, 1998 are combined and referred to as 1999.

FINANCIAL HIGHLIGHTS IN 2001

         As stated in item 5 above, we issued convertible notes for an aggregate principal amount of CDN$51.2 million (US$35.0 million) on July 25, 2000. The holders of the notes also received five year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of our common stock. This transaction was recorded by increasing the additional paid-in capital by CDN$51.2 million as a result of the amount allocated to the stock purchase warrants and the beneficial conversion feature of the notes. Accordingly, the notes were discounted and are presented in our financial statements net of the debt discount. During the rest of the year, CDN$15 million, net of the debt discount (gross principal amount of CDN$33.3 million (US$22.7 million)) plus interest, was converted into 2,931,666 shares of our common stock.

         In April 2001, Molex Incorporated, referred to as Molex, and Lumenon mutually agreed to terminate a Stock Restriction Agreement and a Teaming Agreement entered into in 1999 between the parties. Under the terms of the agreements, Lumenon and Molex had agreed to jointly develop certain products relating to the DWDM market and other photonic devices. In connection therewith, Molex was committed to providing services towards the development of the products and Lumenon granted Molex a warrant to purchase up to 5,800,000 shares of common stock, which become exercisable as Molex fulfilled its obligations pursuant to the agreements.

         In early May 2001, with the arrival of Mr. Moskovitz as our new President and Chief Executive Officer, we eliminated various senior management functions and streamlined the organization. We also reduced non-staff related operating expenditures. The changes represented an approximate 25% net reduction in headcount as of June 30, 2001, from 120 employees to 90 employees. In August 2001, we also completed the consolidation of our research and development facility in Dorval, Canada into our new, state-of-the-art headquarters and manufacturing center in St-Laurent (Montreal, Quebec), Canada.

RESULTS OF OPERATIONS

         Lumenon is a development stage enterprise, which has not, during the periods presented in the selected financial data set forth above, realized any revenues from operations.

RESEARCH AND DEVELOPMENT EXPENSES

COMPARISON OF 2000 TO 2001

         Research and development expenses decreased from CDN$219 million in 2000 to CDN$8.3 million (US$5.5 million) in 2001, a decrease of CDN$210.7 million. This decrease was principally due to a CDN $217.4 million non-cash expense recorded during 2000, which resulted from the issuance of shares of our common stock in consideration of certain services rendered by Molex under the terms of the Teaming Agreement. The decrease is partially offset by an increase in the size of our research and development team and the effect of certain changes in our stock option incentive plan. During 2001, we increased our research and development team by 22 additional people, resulting in an expense of approximately CDN$574,000 (US$379,000). In addition, during the third quarter of 2001, Lumenon changed the exercise period of certain outstanding options granted under our stock option incentive plan from two to five years. The modification of the terms of the outstanding options and the compensation expenses associated with the grant of options to certain of our consultants created a total non-cash compensation expense of CDN$4.9 million (US$3.3 million), of which CDN$1 million (US$684,000) was recorded under research and development expenses. There was no significant expense of this nature in 2000.

COMPARISON OF 1999 TO 2000

         Research and development expenses increased from CDN$174,000 in 1999 to CDN$219 million in 2000, an increase of CDN $218.8 million. Of this cost, CDN$217.4 million was a non-cash expense which resulted from the issuance of shares of our common stock in consideration of certain services rendered by Molex under the terms of the Teaming Agreement.

         Lumenon's research and development expenses, other than those recorded under the Teaming Agreement with Molex, increased by CDN$1.4 million. During 1999, Lumenon incurred few research and development expenses because, as of June 30, 1999, we had not engaged in full technical operations. At June 30, 2000, we had operations consisting of a sizeable research and development group, a facility and an expansion project underway.

GENERAL AND ADMINISTRATIVE EXPENSES

COMPARISON OF 2000 TO 2001

         The general and administrative expenses were CDN$4.9 million in 2000 and CDN$25.1 million (US$16.6 million) in 2001, an increase of CDN$20.2 million. The increase was mainly attributable to expenses associated with the hiring of 13 administrative employees and the movement of our headquarters to a new facility in St-Laurent (Montreal, Quebec), Canada. As a result of our growth, the depreciation charges increased by CDN$4.0 million (US$2.6 million) during 2001. In addition, during the fiscal year ended June 30, 2001, we acquired certain equipment anticipated to be used in production. Subsequently, we concluded that we needed additional time and efforts to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value under FAS 121 Accounting for Impairment of Long-Lived Assets and a write-down of CDN$2.5 million (US$1.7 million) has been recorded. Finally, part of the increase in general and administration expenses resulted from the CDN$3.9 million (US$2.6 million) non-cash compensation expense, arising from the modification of the terms of outstanding options granted under our stock option incentive plan to our general and administrative staff.

COMPARISON OF 1999 TO 2000

         General and administrative expenses were CDN$859,000 in 1999 compared to CDN$4.9 million in 2000, an increase of CDN$4.0 million. The charges for 1999 consisted mainly of salaries resulting from an increase in the number of administrative personnel and related expenses incurred in connection with the management of our expansion project. During 2000, we began to build a corporate services infrastructure to support the growth of our manufacturing activities.

OTHER EXPENSES OR INCOME

COMPARISON OF 2000 TO 2001

         Other income was CDN$320,000 in 2000 compared to other expenses of CDN$25.0 million (US$16.5 million) in 2001, an increase of CDN$25.3 million. The increase is primarily composed of the financing charges related to the beneficial conversion feature of the convertible notes issued on July 25, 2000 and the amortization of the debt discount, a non-cash expense totaling CDN$25.1 million (US$16.6 million). In addition, the interest expense on the convertible notes amounted to CDN$2.1 million (US$1.4 million) in 2001. The interest income and the gain on foreign exchange also increased in 2001 by CDN$2.0 million on account of the increase in cash and short-term investments due to the raising of capital throughout 2001. In 2000, other income of CDN$320,000 resulted mainly from interest income and gain on foreign exchange.

COMPARISON OF 1999 TO 2000

         Other expenses was CDN$4,000 for 1999 compared to other income of CDN$320,000 in 2000, an increase of CDN$324,000. The increase was mainly related to interest on cash and term deposits resulting from an increased cash balance due to the raising capital through private placements, the exercise of warrants and options and gains on foreign exchange due to a favorable variation in the exchange rate between the Canadian and the US dollar.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         During the 18 month period ended June 30, 1999, we had been engaged in capital raising, developmental and organizational activities and the construction of our pilot plant in Dorval, Quebec, Canada. In 2000 and 2001, we made significant investments in staffing and equipment. These investments and costs have been financed mainly through proceeds from private placements, the exercise of warrants issued in such private placements and the exercise of stock options.

         We do not believe that inflation has had a significant impact on our results of operations.

         Cash flows used in investing activities were CDN$37.1 million (US$24.5 million) for 2001, primarily due to expenditures for plant equipment and laboratory installation at the new St-Laurent (Montreal, Quebec), Canada headquarters and manufacturing center.

         Cash flows generated from financing activities were CDN$53.6 million (US$35.4 million) for 2001. These cash flows resulted from the issuance of the convertible notes and common stock, net of issue costs and partially offset by the repayments of capital lease obligations.

         If the notes and unpaid interest calculated at the rate of 7.5% are not converted into additional common stock upon maturity, we will be required to pay an aggregate of CDN$18.5 million (US$12.2 million) plus accrued interest to the noteholders. These notes might become repayable without demand, before maturity, upon the occurrence of an event of default.

         We terminated certain of our employees during 2001. To date, two employees have filed lawsuits claiming various amounts with respect to damages and losses related to their severances and the outcome, if any, is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend such lawsuits.

         As of June 30, 2001, we had cash on hand of CDN$2.4 million (US$1.6 million). We also had CDN$19.9 million (US$13.2 million) in commercial paper and term deposits with maturity dates no later than December 31, 2001 and with no restriction in their use. As of June 30, 2001, the market value approximated the carrying value.

         The above balances in cash, commercial paper and term deposits should, in management's estimation, be sufficient to meet our financial needs for at least the next 14 months, excluding unforeseen significant capital expenditures. We have no other significant financial obligations at June 30, 2001, other than operating lease commitments for our premises and equipment and employment agreements. Minimum lease payments under our operating lease agreements for premises and equipment for the next 12 months amount to CDN$1.2 million (US$764,000).

         During 2000, we realized net proceeds of CDN$13.5 million from private placements and exercises of warrants and options.

         Funds raised through our financing activities were partially offset by operating activities amounting to CDN$5.4 million. We have invested CDN$2.9 million in property and equipment during 2000 and made deposits of CDN$1.5 million on lease agreements and equipment ordered.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by or on behalf of us from time to time. Any or all of our forward-looking statements in this Annual Report on Form 10-K, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

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

         Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We did not have material revenues from product sales during 2001. Our first product was transferred to production in the last quarter of 2001 and we expect to make only limited shipments of these products in the first half of 2002. Potential customers may not accept our products and these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others.

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

         To date, we have issued numerous warrants, options and notes, which are exercisable or convertible into shares of our common stock. No holder may convert any portion of the notes or exercise any portion of the warrants issued in July 2000 if upon such conversion or exercise that holder or any of its affiliates would beneficially own more than 4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert notes or exercise warrants. The notes are convertible into shares of common stock at a price equal to the average of the closing bid prices of our common stock for the five trading days ending immediately prior to conversion; however, the minimum conversion price is fixed at US$7.00 and the maximum conversion price is fixed at US$25.00. The conversion price may be adjusted to reflect the effect of any stock splits, stock dividends or other similar transactions. Moreover, in the event that we issue any securities which are convertible or exchangeable into common stock at a price lower than the minimum conversion price of US$7.00, the holders of the notes issued in July 2000 shall be entitled to convert the notes at the lower price. As a result, if any market activity occurs which results in the depression of the price of our common stock, including the taking of a significant short position against our stock, the number of shares issuable upon the conversion of the notes could increase, which could result in substantial dilution to the holders of our common stock. The following table sets forth the number of shares of common stock that would be issuable upon the conversion of US$12,250,000, the amount remaining outstanding under the notes as of June 30, 2001, at assumed conversion prices and the exercise of the warrants issued in connection with the note financing, as well as the percentage of our outstanding share capital that those shares will represent as of June 30, 2001:

                                                             Number of Shares           % of Outstanding
                                 Number of Shares              Issuable Upon              Share Capital
                                  Issuable Upon              Conversion of the         Beneficially Owned
                                   Conversion               Notes and Exercise          After Conversion
     Conversion Price             of the Notes               of the Warrants             and Exercise
     ----------------            ----------------           -------------------        -------------------
         US$25.00                      490,000                  5,490,800                     14.27%
         US$20.00                      612,500                  5,613,300                     14.59%
         US$15.00                      816,667                  5,817,467                     15.12%
         US$10.00                    1,225,000                  6,225,800                     16.18%
         US$ 7.00                    1,750,000                  6,750,800                     17.54%

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We have incurred operating losses since our inception, and as of June 30, 2001, had an accumulated deficit of approximately CDN$283 million (US$186.9 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. As a result, we expect to incur increasing losses over the next several years.

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

         We did not have material revenues from product sales during 2001. Our agreement with Polyvalor and McGill University requires that we pay a royalty based upon our gross sales. Furthermore, our agreement with Polaroid Corporation requires us to pay them a percentage of the net selling price of products incorporating their technology. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to our strategic partners which may ultimately lower our gross profit margin.

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

         To date, we have received approximately CDN$73 million from third parties through various debt and equity financings. If we borrow additional funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, we may need to raise additional capital by issuing additional securities, including additional floating-price convertible securities, which could result in additional dilution to our existing stockholders.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCT.

         We have never assembled large amounts of our products. The manufacture of our chips is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants in assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of products to be nonfunctional or to have unacceptable defects. This could significantly reduce yields and increase the cost of our products. The difficulty in uncovering these problems and resolving these issues may require much time and may prove to be costly.

         We must effectively transfer production information from our research and product departments to our new manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively or if we experience delays, disruptions or quality control problems in our manufacturing operations, the shipments of products to our customers could be delayed. Additional capital expenditures could be required to remedy these problems.

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

OUR BUSINESS MAY EXPAND RAPIDLY AND THE FAILURE TO MANAGE THIS EXPANSION EFFECTIVELY, AS WELL AS THE STRAIN ON OUR RESOURCES WHICH EXPANSION MAY CREATE, COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

         Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional engineering, manufacturing, marketing, sales, administrative and management personnel and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly or adequately enough to manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. If we overestimate demand, we may incur fixed production expenses that are excessive in relation to revenues generated. This would increase our net loss and if we underestimate demand, we may lose customers which would decrease our revenues.

CREATING INTERNATIONAL SALES AND MANAGING INTERNATIONAL OPERATIONS WILL BE DIFFICULT AND OUR FAILURE TO DO SO SUCCESSFULLY COULD AFFECT OUR ABILITY TO BECOME PROFITABLE OVER THE LONG TERM.

         In order to achieve our long-term business goals, we will have to generate sales in international markets. This will require us to establish international operations and hire additional personnel. Our failure to do so in a timely and effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Our plans to expand internationally may be affected by a number of risks including:

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

         - the differentiation of our products from those of our competitors'; and

         -        market acceptance of our products and those of our customers'.

         If we are unable to introduce new products on a timely and cost-efficient basis, we could lose sales and customers, resulting in reduced revenues.

         In addition, competing technologies may force us to sell our products at lower prices than we expect. Thus, we will need to introduce new products in order to remain competitive and to maintain our current selling prices. This need for additional product introduction may require us to expend greater resources on product research and development than we presently anticipate, which could result in an increase in our future expenses.

THE SMALL NUMBER OF POTENTIAL CUSTOMERS FOR OUR PRODUCTS WILL GIVE THESE CUSTOMERS CONSIDERABLE LEVERAGE OVER US, WHICH COULD LEAD TO LOWER SALES PRICES.

         For the foreseeable future, we expect to market our products to a relatively limited number of leading original equipment manufacturers. We will rely on these customers to develop their own systems, thereby creating demand for our products. As a result of the limited number of customers and the intense competition in the market, our customers will exert considerable leverage in negotiating purchases from us which could lead to lower sales prices.

OUR COMPETITION MAY BE ABLE TO MORE EFFECTIVELY DEVELOP AND MARKET THEIR PRODUCTS, MAKING OUR PRODUCTS OBSOLETE.

         Our competitors include much larger companies that have substantially greater financial experience, technical, marketing, distribution and other resources, broader product lines, greater name recognition and longer standing relationships with leading original equipment manufacturers than we do. Our competitors include companies already manufacturing large volumes of products based on established technologies, as well as companies selling emerging technological solutions which could replace the technologies we are currently using. Potential competitors could also include our own customers, which may decide to manufacture products competitive with ours, rather than purchasing our products.

WE ARE DEPENDENT ON KEY PERSONNEL; WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL WHICH COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

         Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Gary Moskovitz, our President and Chief Executive Officer and Dr. Mark P. Andrews, our Vice President and Chief Technology Officer. We do not currently maintain key-man life insurance on any of our personnel.

         Our success will also depend on our ability to attract, train and retain additional management and other highly skilled technical, sales, marketing and support personnel. In addition, as we grow, we will need to hire skilled operators for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time. We may not be able to meet our revenue goals if we cannot attract, train and retain sufficient qualified personnel.

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

IF WE BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS TO ENFORCE OUR PATENT RIGHTS, OR IF ANYONE BRINGS A CLAIM OF INFRINGEMENT AGAINST US, WE COULD INCUR SUBSTANTIAL COSTS OR SUBSTANTIAL LIABILITY FOR DAMAGES OR BE REQUIRED TO STOP OUR PRODUCT DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

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

         Many participants in the photonics and related communications industries have a significant number of patents and have frequently demonstrated a readiness to commence litigation based on allegations of patent and other intellectual property infringement. Although we are not aware of any material claim of infringement or misappropriation against us, there can be no assurance that third parties will not assert claims in the future with respect to our products. Responding to claims, regardless of merit, could cause product shipment delays or require us to enter into royalty or licensing arrangements. Claims could also lead to costly litigation that would require significant expenditures of time, capital and other resources by us. Moreover, no assurance can be given that any necessary royalty or licensing agreement can be obtained on commercially reasonable terms.

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

         We handle small amounts of hazardous materials as part of our manufacturing activities. As a result, our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. Compliance with these regulations requires us to establish compliance procedures and safety programs. If environmental laws or regulations were to change, our manufacturing costs or product sales could be adversely affected by forcing us to modify production processes or use more costly materials. We may be required to incur additional costs to comply with current or future environmental laws. In addition, if we fail to comply with either present or future environmental regulations, we may be subject to fines and production halts. As with other companies engaged in manufacturing activities that involve hazardous materials, the risk of environmental liability is inherent in our manufacturing activities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

         See "Executive Officers" in Part I of this Annual Report on Form 10-K. Information required by this item regarding directors of the Registrant appears in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item appears in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item appears in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item appears in our definitive Proxy Statement for our 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2001, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON
         FORM 8-K

(a)      The following documents are filed as part of this report:

         (1)      Financial Statements

         -        Auditors' Report to the Shareholders.

         -        Consolidated Balance Sheets as at June 30, 2001 and 2000.

         - Consolidated Statements of Operations for the years ended June 30, 2001, 2000, the six-month period ended June 30, 1999 and the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001.

         - Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000, the six-month period ended June 30, 1999 and the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001.

         - Consolidated Statements of Stockholders' Equity for the periods from inception (March 2, 1998) to June 30, 2001.

         -        Notes to Consolidated Financial Statements.

         (2)      Financial Statement Schedule

                  None.

         (3)      Exhibits

                  The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference. Documents listed on such Index to Exhibits and identified by asterisks are being filed as exhibits herewith. Documents otherwise identified are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Lumenon's file number under the Securities and Exchange Act of 1934 is 000-27977.

(b)      Current Reports on Form 8-K.

         (1) The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 28, 2000 announcing under Item 5 the private placement of US$35 million of convertible notes.

         (2) The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 27, 2001 announcing under Item 5 the termination of the Teaming Agreement with Molex.

         (3) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 8, 2001 announcing under Item 5 the resignation of Dr. Iraj Najafi as President, CEO and Chairman of the Board and the appointment of Gary Moskovitz as President and CEO and Gilles Marcotte as Chairman of the Board.

         (4) The Company filed a report on Form 8-K with the Securities and Exchange Commission on May 11, 2001 announcing under Item 5 the resignations of Dr. Iraj Najafi and Dr. Anthony Moretti as directors.

         (5) The Company filed a report on Form 8-K with the Securities and Exchange Commission on June 20, 2001 announcing under Item 5 the Company's focus on scaling to achieve volume production.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LUMENON INNOVATIVE LIGHTWAVE
                                  TECHNOLOGY, INC.

                                  By:  /s/ Gary Moskovitz
                                     ---------------------------------------
                                       Gary Moskovitz
                                       President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURES                               TITLE                                            DATE
----------                               -----                                            ----
/s/ Gary Moskovitz                       President and Chief Executive Officer            September 28, 2001
-------------------------------------    (Principal executive officer and principal
Gary Moskovitz                           financial and accounting officer)

/s/ Mark P. Andrews                      Vice President, Chief Technology Officer         September 28, 2001
-------------------------------------    and Director
Dr. Mark P. Andrews

/s/ Gilles Marcotte                      Chairman of the Board                            September 28, 2001
-------------------------------------
Gilles Marcotte

/s/ Pierre-Paul Allard                   Director                                         September 28, 2001
-------------------------------------
Pierre-Paul Allard

/s/ Guy Brunet                           Director                                         September 28, 2001
-------------------------------------
Guy Brunet

/s/ Pierre-Andre Roy                     Director                                         September 28, 2001
-------------------------------------
Pierre-Andre Roy


LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Financial Statements

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001


AUDITORS' REPORT TO THE SHAREHOLDERS ....................................... F-1

FINANCIAL STATEMENTS

     Consolidated Balance Sheets ........................................... F-2

     Consolidated Statements of Operations ................................. F-3

     Consolidated Statements of Cash Flows ................................. F-4

     Consolidated Statements of Stockholders' Equity ....................... F-5

     Notes to Consolidated Financial Statements ............................ F-6

AUDITORS' REPORT TO THE SHAREHOLDERS



We have audited the consolidated balance sheets of Lumenon Innovative Lightwave Technology, Inc. (the "Corporation") as at June 30, 2001 and June 30, 2000 and the consolidated statements of operations, cash flows and stockholders' equity for the years ended June 30, 2001 and 2000, the six-month period ended June 30, 1999 and for the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the year ended June 30, 2001, we conducted our audit in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended June 30, 2000 and the six-month period ended June 30, 1999, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as at June 30, 2001 and June 30, 2000 and the consolidated results of its operations and cash flows for the years ended June 30, 2001 and 2000, the six-month period ended June 30, 1999 and for the periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001, in accordance with United States accounting principles generally accepted.




Chartered Accountants


Montreal, Canada

August 8, 2001

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(In thousands of Canadian dollars, except per share amounts)

==============================================================================================================
                                                             June 30,            June 30,             June 30,
                                                                 2001                2001                 2000
--------------------------------------------------------------------------------------------------------------
                                                                (US$)              (CAN$)               (CAN$)
                                                         (note 2 (a))

ASSETS

Current assets:
     Cash                                                  $    1,573         $     2,382           $    1,125
     Commercial papers and term deposits                       13,153              19,913                4,300
     Interest and sales tax receivable                            267                 404                  341
     Government contribution and tax credits
       receivable                                               1,031               1,561                  216
     Prepaid expenses                                              58                  87                   77
--------------------------------------------------------------------------------------------------------------
                                                               16,082              24,347                6,059

Deposits (notes 8 (b) and (c))                                    516                 782                1,525
Property and equipment (note 4)                                14,040              21,257                4,603
Other assets                                                       11                  16                   13

--------------------------------------------------------------------------------------------------------------
                                                           $   30,649         $    46,402           $   12,200
==============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                      $      749         $     1,134           $    1,047
     Accrued liabilities                                          289                 438                  223
     Accrued compensation costs                                 1,439               2,178                  102
     Obligations under capital leases (note 6)                    621                 940                  235
--------------------------------------------------------------------------------------------------------------
                                                                3,098               4,690                1,607

Obligations under capital leases (note 6)                         904               1,368                  279
Convertible notes (note 5)                                      7,442              11,267                   --

Stockholders' equity:
     Share capital (note 7)                                        38                  57                   49
     Additional paid-in capital                               206,100             312,035              234,864
     Accumulated deficit during the development
       stage                                                 (186,933)           (283,015)            (224,599)
--------------------------------------------------------------------------------------------------------------
                                                               19,205              29,077               10,314
Commitments (note 8)
Contingencies (note 12)
--------------------------------------------------------------------------------------------------------------
                                                           $   30,649         $    46,402           $   12,200
==============================================================================================================

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(In thousands of Canadian dollars, except per share amounts)


===========================================================================================================================
                                        Year          Year           Year      Six-month             From             From
                                       ended         ended          ended   period ended     inception to     inception to
                                    June 30,      June 30,       June 30,       June 30,      December 31,         June 30,
                                        2001          2001           2000           1999              1998             2001
---------------------------------------------------------------------------------------------------------------------------
                                       (US$)        (CAN$)         (CAN$)         (CAN$)            (CAN$)           (CAN$)
                                (note 2 (a))
Expenses:
     Research and development:
         Internal research       $     5,541   $     8,389    $     1,878       $    169       $        14         $ 10,450
         External research
           (note 3)                       --            --        217,382             25                --          217,407
         Research tax credits
          and grants                     (75)         (113)          (292)           (32)               (2)            (439)
---------------------------------------------------------------------------------------------------------------------------
                                       5,466         8,276        218,968            162                12          227,418

     General and administrative       11,700        17,713          4,020            569               290           22,592
     Depreciation                      3,215         4,867            894             --                --            5,761
     Write-down of property and
       equipment                       1,660         2,513             --             --                --            2,513
---------------------------------------------------------------------------------------------------------------------------
                                      16,575        25,093          4,914            569               290           30,866

Other expenses (income):
     Interest expense                  1,534         2,323             42             --                --            2,365
     Interest income                  (1,387)       (2,100)          (279)            (1)               (7)          (2,387)
     Financing charges (note 5)       16,580        25,102             --             --                --           25,102
     (Gain) loss on foreign
       exchange                         (184)         (278)           (83)            19                (7)            (349)
---------------------------------------------------------------------------------------------------------------------------
                                      16,543        25,047           (320)            18               (14)          24,731

---------------------------------------------------------------------------------------------------------------------------
Net loss                         $    38,584    $   58,416    $   223,562       $    749       $       288         $283,015
===========================================================================================================================

Net loss per share:
     Basic and diluted           $      1.04    $     1.58    $      8.80       $   0.04       $      0.02
===========================================================================================================================

Weighted average number
   of shares outstanding          36,957,777    36,957,777     25,415,601     17,480,967        14,972,188
===========================================================================================================================


See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows

(In thousands of Canadian dollars, except per share amounts)

====================================================================================================================================
                                                          Year          Year         Year    Six-month            From          From
                                                         ended         ended        ended  period ended   inception to  inception to
                                                      June 30,      June 30,     June 30,      June 30,   December 31,      June 30,
                                                          2001          2001         2000          1999           1998          2001
------------------------------------------------------------------------------------------------------------------------------------
                                                         (US$)        (CAN$)       (CAN$)        (CAN$)         (CAN$)        (CAN$)
                                                  (note 2 (a))
Cash flows from operating activities:
     Net loss                                        $ (38,584)   $ (58,416)   $(223,562)   $    (749)   $    (288)       $(283,015)
     Adjustments for:
         Compensation costs                              3,260        4,936           51          241           --            5,228
         Interest on convertible notes                   1,404        2,126           --           --           --            2,126
         Common shares issued for services                  --           --      217,359           --           --          217,359
         Depreciation                                    3,215        4,867          894           --           --            5,761
         Write-down of property and
           equipment                                     1,660        2,513           --           --           --            2,513
         Financing charges                              16,580       25,102           --           --           --           25,102
         Unrealized loss on foreign exchange             1,257        1,903           --           --           --            1,903
     Net change in operating assets
       and liabilities (note 10)                         1,155        1,749         (126)         285           97            2,005
------------------------------------------------------------------------------------------------------------------------------------
                                                       (10,053)     (15,220)      (5,384)        (223)        (191)         (21,018)
Cash flows from financing activities:
     Proceeds from issuance of common shares             3,986        6,037       14,336        2,764           --           23,137
     Share issue expenses                                  (26)         (40)        (713)        (292)         (93)          (1,138)
     Principal repayments of capital
       lease obligations                                  (520)        (787)         (90)          --           --             (877)
     Deposit on subscription of shares                      --           --           --          147           --              147
     Proceeds from issuance of
       convertible notes, net of issue costs            31,957       48,382           --          299           --           48,681
     Cash from the acquisition of a subsidiary              --           --           --           --          814              814
------------------------------------------------------------------------------------------------------------------------------------
                                                        35,397       53,592       13,533        2,918          721           70,764
Cash flows from investing activities:
     Purchase of term deposits                        (141,033)    (213,524)     (19,813)          --                      (233,337)
     Additions to other assets                              (2)          (3)          --          (10)          --              (13)
     Disposal of term deposits                         130,721      197,911       15,513           --           --          213,424
     Additions to property and
       equipment (note 10)                             (14,691)     (22,242)      (2,922)      (1,492)          --          (26,656)
     Deposits                                              491          743       (1,525)          --           --             (782)
------------------------------------------------------------------------------------------------------------------------------------
                                                       (24,514)     (37,115)      (8,747)      (1,502)          --          (47,364)

------------------------------------------------------------------------------------------------------------------------------------
Net decrease (increase) in cash and
   cash equivalents                                        830        1,257         (598)       1,193          530            2,382

Cash and cash equivalents,
   beginning of period                                     743        1,125        1,723          530           --               --

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents,
   end of period                                     $   1,573    $   2,382    $   1,125    $   1,723    $     530        $   2,382
====================================================================================================================================

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Stockholders' Equity

Periods from inception (March 2, 1998) to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

=============================================================================================================================
                                                              Additional                         Deposit on
                                                                 paid-in        Accumulated    subscription
                                        Shares  Par value        capital            deficit       of shares             Total
-----------------------------------------------------------------------------------------------------------------------------
Issue of common shares at
  inception                            255,000        $ 1       $     --          $      --           $  --         $       1

Issue of common shares              16,200,000         24            790                 --              --               814

Share issue expenses                        --         --            (93)                --              --               (93)

Net loss for the period                     --         --             --               (288)             --              (288)
-----------------------------------------------------------------------------------------------------------------------------

Balance as at December 31, 1998     16,455,000         25            697               (288)             --               434

Issue of common shares               3,760,000          5          2,759                 --              --             2,764

Share issue expenses                        --         --           (292)                --              --              (292)

Compensation costs related to
   stock options granted                    --         --            241                 --              --               241

Net loss for the period                     --         --             --               (749)             --              (749)

Deposit on subscription of shares           --         --             --                 --             147               147
-----------------------------------------------------------------------------------------------------------------------------

Balance as at June 30, 1999         20,215,000         30          3,405             (1,037)            147             2,545

Issue of common shares              12,755,039         19        232,121                 --            (147)          231,993

Share issue expenses                        --         --           (713)                --              --              (713)

Compensation costs related
   to stock options granted                 --         --             51                 --              --                51

Net loss for the period                     --         --             --           (223,562)             --          (223,562)
-----------------------------------------------------------------------------------------------------------------------------

Balance as at June 30, 2000         32,970,039         49        234,864           (224,599)             --            10,314

Issue of common shares               5,508,866          8         21,032                 --              --            21,040

Share issue expenses                        --         --            (40)                --              --               (40)

Stock purchase warrants and
   beneficial conversion feature
   of convertible notes                     --         --         51,243                 --              --            51,243

Compensation costs related
   to stock options granted                 --         --          4,936                 --              --             4,936

Net loss for the period                     --         --            --             (58,416)             --           (58,416)
-----------------------------------------------------------------------------------------------------------------------------

Balance as at June 30, 2001         38,478,905        $57       $312,035         $ (283,015)          $  --         $  29,077
=============================================================================================================================

Balance as at June 30, 2001
   in US dollars (note 2 (a))       38,478,905        $38       $206,100         $ (186,933)          $  --         $  19,205
=============================================================================================================================


See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     Lumenon Innovative Lightwave Technology, Inc. ("Lumenon" or the "Corporation") was incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc. as a shell company.

     In July 1998, under an acquisition plan, Lumenon acquired LILT Canada Inc. ("LILT"), a Canadian corporation, by issuing 12,200,000 common shares to the shareholders of LILT which resulted in the shareholders of LILT acquiring control of Lumenon. Accordingly, LILT has been determined the acquiring corporation and these consolidated financial statements present the results of operations and cash flows of LILT since its inception, March 2, 1998.

     Under the acquisition plan mentioned above, Lumenon issued 4,000,000 common shares to acquire Dequet Capital, Inc., a Nevada corporation. Dequet Capital, Inc.'s only asset was cash in the amount of $814 (US$540). This corporation was subsequently dissolved.

     The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon activities are performed through LILT, in Canada.

     Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, the Corporation inaugurated its 53,000-square-foot facility. This facility serves as the Corporation's headquarters and, when operative, will be a high-volume manufacturing plant. In March 2001, in response to a perceived market downturn for optical circuits, the Corporation re-focused its process of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic devices.

     The Corporation is subject to a number of risks, including the overall economic environment in its field of activities, the successful development and marketing of its technology and the attraction and retention of key personnel. In addition, achievement of its business plan is dependent on the ability of Lumenon to raise additional capital.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES:

     The occurrence of such an event would result in the reclassification of the notes under current liabilities thus reducing working capital by such amount.

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

          US dollar amounts presented on the consolidated balance sheets, consolidated statements of operations and cash flows are provided for the convenience of readers and are based on the closing exchange rate at June 30, 2001, which was $1.514 Canadian dollar for each US dollar.

          The functional currency of the Corporation is the Canadian dollar.

     (b)  Property and equipment:

          Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method and the following periods:

          =====================================================================
          Asset                                                          Period
          ---------------------------------------------------------------------

          Plant equipment and laboratory installation         3, 5 and 12 years
          Leasehold improvements                                  Term of lease
          Office equipment and fixtures                                 5 years
          Computer equipment and software                               3 years
          Vehicle equipment                                             3 years

          =====================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (c)  Other assets:

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

     (d)  Research and development costs:

          Research and development costs and the cost of intangibles that are purchased from others for use in research and development activities and that have no alternative future uses are expensed as incurred. Research tax credits on eligible research expenses incurred in Canada are accounted for as a reduction of research and development expenses.

     (e)  Government assistance:

          Government assistance is recorded as a reduction of the expenses or the assets for which it was obtained.

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

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (g)  Income taxes:

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

     (h)  Stock option plan:

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

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (i) Impairment of long-lived assets and long-lived assets to be disposed of:

          The Corporation accounts for impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (j)  Net loss per share:

          Net loss per share is computed using the weighted average number of shares outstanding during the period. Under the accounting for the LILT transaction described in note 1, the 12,200,000 shares have been considered to be outstanding on a retroactive basis for all periods presented.

     (k)  Use of estimates:

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

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

3.   THE MOLEX AGREEMENT:

     Under the terms of a Teaming Agreement, Lumenon and Molex Incorporated ("Molex") had agreed to jointly develop certain products related to the Dense Wavelength Division Multiplexing market and other photonic devices. Under the terms of the agreement, Molex was committed to provide services towards the development of the products. In connection therewith, Lumenon had granted to Molex a warrant to receive 5,800,000 common shares issuable as Molex fulfilled its obligations pursuant to the Teaming Agreement. During the year 2000 as Molex provided the services, an amount of $217,359 (US$147,003) was recorded under research and development expenses and share capital pursuant to the exercise of the warrant (see note 7 (a) (vi)). Under the terms of this agreement, Molex was committed to purchase a certain number of photonic devices of Lumenon after the commencement of the marketing phase.

     In April 2001, Molex and Lumenon mutually agreed to terminate the Teaming Agreement. No share remains to be issued under the warrant.


4.   PROPERTY AND EQUIPMENT:


     =======================================================================================================
                                                                             June 30, 2001
                                                        ----------------------------------------------------
                                                                           Accumulated              Net book
                                                            Cost          depreciation                 value
     -------------------------------------------------------------------------------------------------------

     Plant equipment and laboratory installation         $22,657                $4,767               $17,890
     Leasehold improvements                                1,625                   353                 1,272
     Office equipment and fixtures                         1,343                   242                 1,101
     Computer equipment and software                       1,182                   345                   837
     Vehicle equipment                                       183                    26                   157
     -------------------------------------------------------------------------------------------------------
                                                         $26,990                $5,733               $21,257
     =======================================================================================================


     =======================================================================================================
                                                                             June 30, 2000
                                                        ----------------------------------------------------
                                                                           Accumulated              Net book
                                                            Cost          depreciation                 value
     -------------------------------------------------------------------------------------------------------

     Plant equipment and laboratory installation         $ 3,840                $  756               $ 3,084
     Leasehold improvements                                1,052                    79                   973
     Office equipment and fixtures                           198                    14                   184
     Computer equipment and software                         407                    45                   362
     -------------------------------------------------------------------------------------------------------
                                                         $ 5,497                $  894               $ 4,603
     =======================================================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

4.   PROPERTY AND EQUIPMENT (CONTINUED):

     A government contribution of $1,250 is recorded as a reduction to property and equipment at June 30, 2001.

     During 2001, Lumenon acquired certain equipment anticipated to be used in production. Subsequently, the Corporation concluded it needed to pursue further the development of its products and, as a result, commencement of related production activity was delayed.

     Because Lumenon is a development stage enterprise, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value and a write-down of $2,513 has been recorded.

     Fair value is based on information obtained from suppliers and other companies operating in the same field of activity.

     Cost and net book value of plant equipment, laboratory installation and vehicle equipment held under capital leases amount to $2,941 and $2,151 as at June 30, 2001 and $857 and $499 as at June 30, 2000.


5.   CONVERTIBLE NOTES:

     On July 25, 2000, the Corporation closed a financing involving the issuance of five-year convertible notes in the aggregate principal amount of $51,243 (US$35,000) bearing interest at 7.5% per annum. Interest is payable upon the earlier of the repayment or conversion of a note. The notes are convertible at any time by the holder into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of $10.60 (US$7) and a ceiling of $37.85 (US$25).

     The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock. The warrants are exercisable on or after January 25, 2002 and expire on July 25, 2005. The exercise price of the warrants may vary from $15.14 (US$10) to $45.42 (US$30) based upon a formula set forth in the warrants. In addition, the exercise price will be lower than the fair market value of the common stock unless the fair market value of the common stock is equal to or lower than $15.14 (US$10).

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

5.   CONVERTIBLE NOTES (CONTINUED):

     The Corporation applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). As a result, the convertible notes were discounted and are presented net of the debt discount, which is amortized over the term of the notes. Additional paid-in capital was increased by $51,243 as a result of the amount allocated to the stock purchase warrants and the beneficial conversion feature of the notes. Interest expense with respect to the beneficial conversion feature of convertible notes and amortization of debt discount was recorded in the amount of $25,102. Interest expense on convertible notes of $2,126 was recorded under interest expense in 2001.

     During the year 2001, $15,003, net of debt discount (gross principal amount of $33,308 (US$22,750)), of the convertible notes plus interest was converted into 2,931,666 shares of common stock. As of June 30, 2001, $18,547 (US$12,250) of the gross principal amount remains outstanding.

     Convertible notes include certain events of default that, upon occurrence, would result in the Corporation having the obligation to pay the outstanding principal amount and accrued interest. In addition, the conversion price would be reduced to $0.001 and the warrants would immediately become exercisable.


6.   OBLIGATIONS UNDER CAPITAL LEASES:

     Future minimum lease payments under capital leases are as follows:

     ==================================================================================================
     2002                                                                                        $1,156
     2003                                                                                         1,025
     2004                                                                                           387
     --------------------------------------------------------------------------------------------------
     Total minimum lease payments                                                                 2,568

     Less amount representing interest (at rates varying from 10.196% to 18.85%)                    260
     --------------------------------------------------------------------------------------------------
     Present value of net minimum capital lease payments                                          2,308

     Current portion of obligations under capital leases                                            940
     --------------------------------------------------------------------------------------------------
     Long-term portion of obligations under capital leases                                       $1,368
     ==================================================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

6.   OBLIGATIONS UNDER CAPITAL LEASES (CONTINUED):

     Interest on capital lease of $199 was recorded as interest expense in 2001.


7.   SHARE CAPITAL:

     =========================================================================================
                                                                 June 30,             June 30,
                                                                     2001                 2000
     -----------------------------------------------------------------------------------------

     Authorized:
         5,000,000 preferred shares, par value of
           US$0.001 per share
         100,000,000 common shares, par value of
           US$0.001 per share

     Issued and outstanding:
         38,478,905 common shares (2000 - 32,970,039)                $57                  $49
     =========================================================================================


     (a)  Issue of shares:

          As mentioned in note 1, Lumenon acquired LILT in 1998 under a reorganization and acquisition plan by issuing 12,200,000 common shares to the shareholders of that corporation. At the date of acquisition, there were 255,000 outstanding common shares of Lumenon at an amount of $0.372 (US$0.255). In addition, Lumenon issued 4,000,000 common shares to the shareholders of Dequet Capital, Inc. Assets of the latter consisted of cash in the amount of $814 (US$540).

          1999
          ----
          During the six-month period ended June 30, 1999, under a Stock Purchase Agreement, Molex agreed to purchase from Lumenon 3,000,000 common shares at $0.74 (US$0.50) per share in two transactions.

          During the period, the Corporation issued 3,760,000 common shares (including 1,500,000 shares to Molex) for a cash consideration of $2,764 (US$1,880) along with warrants for the purchase of 3,926,667 common shares at a price of $1.32 (US$0.90) per share.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

7.   SHARE CAPITAL (CONTINUED):

     (a)  Issue of shares (continued):

          2000
          ----
          During the year ended June 30, 2000, the Corporation concluded the following share capital transactions:

          (i) 1,484,522 common shares were issued for a cash consideration of $7,099 (US$4,844), of which $147 (US$99) was received prior to June 30, 1999;

          (ii) promissory notes were converted into 400,000 common shares with a value of $299 (US$200);

          (iii) in connection with the issuance of common shares referred to in
                (i) and (ii), 1,912,211 warrants were issued to be exercised at prices varying from $1.36 (US$0.90) to $45.42 (US$30.00) per share;

          (iv) under the Stock Purchase Agreement with Molex, an additional 1,500,000 common shares for cash consideration of $1,093 (US$750) were issued; this issuance was subject to Lumenon proving out its technology and its ability to manufacture and delivering certain devices;

          (v) 3,570,517 common shares were issued upon exercise of warrants and options for cash consideration of $6,104 (US$4,171);

          (vi) 5,800,000 common shares were issued upon the exercise of the warrant for services received from Molex in the amount of $217,359 (US$147,003). The value of the shares issued has been recorded as Molex fulfilled its obligations pursuant to the Teaming Agreement (see note 3). The transaction was accounted for by using the average market price of the shares of the Corporation during the periods the services were rendered by Molex.

          2001
          ----
          During the year ended June 30, 2001, the Corporation issued 2,577,200 common shares upon exercise of warrants and options for cash consideration of $6,037 (US$4,096) and 2,931,666 common shares as a result of the conversion of convertible notes (see note 5).

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock option plan:

          Under a stock option incentive plan established in May 1999, the Corporation may grant options to purchase common shares to key employees, directors, officers and service-providers. The terms, number of common shares covered by each option as well as the permitted frequency of the exercise of such options are determined by the Board of Directors. The plan contemplates that a maximum of 6,000,000 common shares may be optioned under the stock option plan. No optionee can hold options to purchase more than 5% of the number of shares issued and outstanding at any time. The subscription price for each share covered by an option is established by the Board of Directors but such price shall not be lower than the market value at the date of grant.

          Options for the purchase of 4,327,500 common shares at a price ranging from $1.075 (US$0.71) to $41.70 (US$27.54) per share have been granted during the year ended June 30, 2001.

          Options granted have to be exercised over a period not exceeding ten years. At June 30, 2001, 1,182,070 outstanding options are exercisable and 3,753,580 outstanding options vest over a period of one to five years.

          (i) Changes in outstanding options for the period were as follows:


              =====================================================================================================
                                                                                              Weighted average
                                                                 Number               exercise price per share
              -----------------------------------------------------------------------------------------------------

              Options outstanding, January 1, 1999                   --                 $               --
              Granted                                         1,940,000                   1.48    (US$0.98)

              -----------------------------------------------------------------------------------------------------
              Options outstanding, June 30, 1999              1,940,000

              Granted                                         1,250,000                 $26.01   (US$17.18)
              Exercised                                        (822,850)                  1.44    (US$0.95)
              Cancelled                                         (90,000)                  2.36    (US$1.56)

              -----------------------------------------------------------------------------------------------------
              Options outstanding, June 30, 2000              2,277,150

              Granted                                         4,327,500                 $15.22   (US$10.05)
              Exercised                                        (239,000)                  1.55    (US$1.02)
              Cancelled                                      (1,430,000)                 20.68   (US$13.66)

              -----------------------------------------------------------------------------------------------------
              Options outstanding, June 30, 2001              4,935,650
              =====================================================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock option plan (continued):

          (ii) The following table summarizes significant ranges of outstanding options as at June 30, 2001:

               ===============================================================================================
                                            Options outstanding                           Options exercisable
                                  -------------------------------------------          ------------------------
                                                   Weighted          Weighted                          Weighted
               Range of                             average           average                           average
               exercise                           remaining          exercise                          exercise
               prices                Options           life             price          Options            price
               ------------------------------------------------------------------------------------------------

               $ 1.09 - $ 1.51     1,268,650       9.3 years           $ 1.22          405,320           $ 1.34
               $ 2.97 - $ 3.17     1,582,750       9.8 years             2.98           82,750             3.08
               $11.20 - $27.34       873,750       9.1 years            21.03          236,500            17.57
               $28.21 - $42.39     1,210,500       8.9 years            37.26          457,500            38.14
               ===============================================================================================

         (iii) The following table summarizes the weighted-average grant-date fair value of options granted during 2001:

               ===============================================================================================
                                                        Weighted average                       Weighted average
               Options granted                            exercise price                  grant-date fair value
               ------------------------------------------------------------------------------------------------

                       857,500                                      1.09                                   1.09
                     1,775,000                                     31.72                                  23.51
                     1,695,000                                      5.08                                   5.80
               ===============================================================================================

         (iv)  Stock-based compensation:

               The exercise price of certain stock options is below the market price of the stock at the date of grant and, accordingly, compensation costs of $3,133 (2000 - nil) have been recognized for stock options granted to employees in the financial statements. On February 8, 2001, the exercise period of the options granted under the stock option plan was extended from 2 to 5 years. As a result, compensation costs of $1,803 were recorded in the year.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock option plan (continued):

          (iv) Stock-based compensation (continued):

               Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Corporation's net loss would have been adjusted to the pro-forma amounts indicated below including the effect of the modifications that occurred on February 8, 2001 as mentioned above:

               ================================================================================================
                                              Year         Year         Six-month           From           From
                                             ended        ended      period ended   inception to   inception to
                                          June 30,     June 30,          June 30,   December 31,       June 30,
                                              2001         2000              1999           1998           2001
               ------------------------------------------------------------------------------------------------

               Net loss   As reported      $58,416     $223,562            $  749           $288       $283,015
                          Pro-forma        $69,208      225,874             1,120            288        296,490

               ------------------------------------------------------------------------------------------------
               Pro-forma  compensation     $10,792     $  2,312           $   371           $ -        $ 13,475
               ================================================================================================

               US dollars
                 (note 2(a))
                          As reported      $38,584
                          Pro-forma         45,712
               -----------------------------------
               Pro-forma  compensation  $    7,128
               ===================================

               ================================================================================================
                                                          Year              Year      Six-month            From
                                                         ended             ended   period ended    inception to
                                                      June 30,          June 30,       June 30,    December 31,
                                                          2001              2000           1999            1998
               ------------------------------------------------------------------------------------------------

               Pro-forma net loss per share:
                  Basic and diluted                      $1.87             $8.89          $0.06           $0.02
                  US dollars                              1.23
               ================================================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

7.   SHARE CAPITAL (CONTINUED):

     (b)  Stock option plan (continued):

          (iv) Stock-based compensation (continued):

               The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest of 5.8%, dividend yield of 0%, expected volatility of generally 200% and expected life of 5 to 7.5 years (2000 - risk-free interest rate of 5.8%, dividend yield of 0%, expected volatility of generally 200%, and expected life of 2 to 5 years). The per share weighted average fair value of stock options granted during 2001 and 2000 was $14.74 (US$9.74) and $0.87 (US$0.59), respectively.

     (c)  Warrants:

          The following warrants are outstanding at June 30, 2001:

          =================================================================================
             Warrants                    Expiry date              Exercise price per share*
          ---------------------------------------------------------------------------------

              700,000                  December 2001                   $ 2.22     (US$1.50)
               14,000                      July 2003                    37.68    (US$25.00)
            5,000,800                      July 2005                        *

          ---------------------------------------------------------------------------------
            5,714,800
          =================================================================================

          * The exercise price per share, to be established on or after January 25, 2002, may vary from $15.14 (US$10.00) to $45.42 (US$30.00)
            subject to the then traded value of the stock (note 5).


8.   COMMITMENTS:

     (a) Under the terms of a license agreement, Lumenon has the rights to produce, sell, distribute and promote products derived from the know-how relating to integrated optical components for Dense Wavelength Division Multiplexing and Plastic Optical Fibre devices for telecommunications, data communications and sensor applications. Lumenon is committed to pay a royalty on gross sales up to a maximum amount of $3,583 (US$2,367) until October 2017. The Corporation also entered into a non-exclusive license for patents with a third party in connection with array wave guides until the last patent expires. Lumenon is committed to pay a royalty on net sales at various rates which are based on the level of sales realized.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

8.   COMMITMENTS (CONTINUED):

     (b) The Corporation leases premises under operating lease agreements that expire in January 2004 and July 2012. The first lease contains a renewal option for a period of five years at the end of the initial term. Those leases require the Corporation to pay all executory costs such as maintenance and insurance. Rental payments under the terms of these leases are secured by a deposit of $750 (US$507), of which $75 (US$50) is refundable per year, beginning in fiscal 2002.

          In addition, the Corporation leases certain equipment under operating leases. Minimum lease payments under operating lease agreements for premises and equipment for the next five years and thereafter are as follows:

          ====================================================================
          2002                                                         $ 1,156
          2003                                                             988
          2004                                                             937
          2005                                                             888
          2006                                                             883
          Thereafter                                                     5,325

          --------------------------------------------------------------------
                                                                       $10,177
          ====================================================================


     (c) The Corporation is committed to purchase equipment in the amount of $159 (US$105), for which $32 (US$21) was disbursed as at June 30, 2001 and recorded under deposits.

          In addition, the Corporation is committed to acquire equipment through capital leases in the amount of $779 (US$514). Estimated future repayments including interest are as follows:

          ====================================================================
          2002                                                            $281
          2003                                                             281
          2004                                                             281
          2005                                                             141

          --------------------------------------------------------------------
                                                                           984
          ====================================================================

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

8.   COMMITMENTS (CONTINUED):

     (d) The following schedule shows the composition of total rental expense for all operating leases:

         =====================================================================================================
                                                                                                     Six-month
                                                           Year ended          Year ended         period ended
                                                             June 30,            June 30,             June 30,
                                                                 2001                2000                 1999
         -----------------------------------------------------------------------------------------------------

         Minimum rental payments                                 $810                 $78                  $28
         -----------------------------------------------------------------------------------------------------


     (e) The Corporation entered into employment agreements with certain employees expiring at various dates in 2004 and 2005. Under the terms of these agreements, the Corporation is committed to pay salaries of approximately $769 in 2002, 2003 and 2004 as well as $376 in 2005.


9.   INCOME TAXES:

     Details of the components of income taxes are as follows:

     =========================================================================================================
                                                                                Six-month       From inception
                                         Year ended        Year ended        period ended                   to
                                           June 30,          June 30,            June 30,         December 31,
                                               2001              2000                1999                 1998
     ---------------------------------------------------------------------------------------------------------

     Net loss:
         US (parent corporation)            $34,263          $    378                $241                 $ --
         Canadian operations                 24,153           223,184                 508                  287
     ---------------------------------------------------------------------------------------------------------
                                             58,416           223,562                 749                  287
     Less items not deductible for
       tax purposes:
         Compensation costs                   4,936                51                 241                   --
         Financing charges                   25,102                --                  --                   --
         Expense related to the
           Teaming Agreement                     --           215,510                  --                   --
     ---------------------------------------------------------------------------------------------------------
                                             28,378             8,001                 508                  287

     Basic income tax rate                      38%               38%                 38%                  38%
     ---------------------------------------------------------------------------------------------------------
                                             10,784             3,040                 193                  109

     Adjustment in income taxes
       resulting from:
         Loss carryforwards and
           unclaimed deductions
           not recognized                    10,784             3,040                 193                  109

     ---------------------------------------------------------------------------------------------------------
                                            $   --            $    --                $ --                 $ --
     ---------------------------------------------------------------------------------------------------------

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

9.   INCOME TAXES (CONTINUED):

     At June 30, 2001, Lumenon and its subsidiary, LILT, the Canadian Corporation, had accumulated scientific research and experimental development expenditures and other unclaimed deductions which are available to reduce future years' taxable income.

     Details of the available deductions are as follows:

     =========================================================================================================
                                                                Lumenon                      LILT
                                                                                 -----------------------------
                                                                                  Federal           Provincial
     ---------------------------------------------------------------------------------------------------------
     Research and development expenditures,
       without time limitation                                  $    --           $15,142              $15,932

     Excess of the undepreciated capital cost of
       property and equipment over the net book
       value                                                         --             6,680                6,646

     Excess of the undepreciated capital cost of
       initial license fees over the net book value                  --               589                  589

     Losses carried forward:
         Expiring - 2006                                             --               405                  405
                  - 2007                                             --             2,485                2,485
                  - 2008                                             --             6,784                6,784
                  - 2019                                             10                --                   --
                  - 2020                                            323                --                   --
                  - 2021                                          4,226                --                   --

     =========================================================================================================


     In addition, research tax credits, not recorded in the accounts and available to reduce future Canadian Federal income taxes payable, amount to $257 and $843 and $1,674 and expire in 2009, 2010 and 2011, respectively.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

9.   INCOME TAXES (CONTINUED):

     The income tax effect of temporary differences that give rise to the net deferred tax assets, net of the valuation allowance, is presented below:

     =========================================================================================================
                                                                                 June 30,             June 30,
                                                                                     2001                 2000
     ---------------------------------------------------------------------------------------------------------
     Scientific research and experimental development                            $  4,767              $ 3,065
     Non-capital losses                                                             4,813                1,415
     Excess of undepreciated capital cost of equipment
       over the net book value                                                      2,069               (1,138)
     Excess of undepreciated capital cost of initial license
       fees over the net book value                                                   183                   --
     Investment tax credits                                                         1,914                  912
     Less valuation allowance                                                     (13,746)              (4,254)

     ---------------------------------------------------------------------------------------------------------
                                                                                 $     --              $    --
     =========================================================================================================


     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and tax planning strategies. Since the Corporation is a development stage corporation and it has not yet generated taxable income, the generation of future taxable income is dependent on the successful commercialization of its products and technologies.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

10.  SUPPLEMENTAL CASH FLOW DISCLOSURE:

     (a) Net change in operating assets and liabilities:


         =====================================================================================================
                                  Year         Year         Year     Six-month             From           From
                                 ended        ended        ended  period ended     inception to   inception to
                              June 30,     June 30,     June 30,      June 30,     December 31,       June 30,
                                  2001         2001         2000          1999             1998           2001
         -----------------------------------------------------------------------------------------------------
                                 (US$)       (CAN$)       (CAN$)        (CAN$)           (CAN$)         (CAN$)
         Interest and sales
           tax receivable       $  (42)      $  (63)       $(128)        $(217)           $ (21)        $ (429)
         Government
           contribution and tax
           credits receivable      (63)         (95)        (157)          (32)              (2)          (286)
         Prepaid expenses           (6)         (10)         (27)          (50)              --            (87)
         Accounts payable,
           accrued liabilities
           and accrued
           compensation costs    1,266        1,917          186           584              120          2,807

         -----------------------------------------------------------------------------------------------------
                                $1,155       $1,749        $(126)        $ 285            $  97         $2,005
         =====================================================================================================


     (b)  Non-cash investing and financing activities:

          Acquisition of property and equipment through capital leases amounts to $2,581 (US$1,705) at June 30, 2001 (2000 - $604 (US$408)).

          Capital expenditures of $461 (US$304) are included in accounts payable at June 30, 2001 (2000 - $481 (US$326)).


11.  FINANCIAL INSTRUMENTS:

     (a)  Foreign currency risk management:

          Certain options and warrants are exercisable in US dollars and payable in such currency. Ultimate proceeds upon exercise of options and warrants may vary due to fluctuations in the value of the Canadian dollar relative to the US currency.

     (b)  Credit risk:

          Financial instruments that potentially subject the Corporation to significant concentrations of credit risk consist principally of short-term investments and accounts receivable.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

11.  FINANCIAL INSTRUMENTS (CONTINUED):

     (b)  Credit risk (continued):

          The Corporation has investment policies that require placement of short-term investments in commercial papers of recognized institutions evaluated as highly creditworthy.

          In the normal course of business, the Corporation evaluates the financial condition of the parties with which it contracts on a continuing basis and reviews the creditworthiness of all new parties. The Corporation determines an allowance for doubtful accounts to reflect specific risks.

     (c)  Fair values:

          The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2001 and 2000. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

          ====================================================================================================
                                                                   June 30,                           June 30,
                                                                       2001                               2000
          ----------------------------------------------------------------------------------------------------

                                                  Carrying             Fair          Carrying             Fair
                                                    amount            value            amount            value
          ----------------------------------------------------------------------------------------------------
          Financial assets:
              Cash                                 $ 2,382          $ 2,382            $1,125           $1,125
              Term deposits                         19,913           19,913             4,300            4,300
              Interest and sales tax receivable        404              404               366              366

          Financial liabilities:
              Accounts payable                       1,134            1,134             1,047            1,047
              Accrued liabilities                      438              438               223              223
              Accrued compensation costs             2,178            2,178                --               --
          ====================================================================================================

          The carrying amounts of the above-mentioned assets and liabilities approximate their fair value because of the short maturity of these instruments.

          In addition, the fair value of the convertible notes and the related 5,000,800 warrants (see note 5) amounts to $15,140 and $3,028, respectively.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

================================================================================

11.  FINANCIAL INSTRUMENTS (CONTINUED):

     (c)  Fair values (continued):

          The fair value of the convertible notes and warrants issued along with the notes was established by an independent expert who has utilized recognized financial models including volatility of stock and interest rates.


12.  CONTINGENCIES:

     Certain employees were terminated during the year. Because settlement of these terminations has not been finalized, management has provided for the amount which it considers reasonable based on their estimations. Some of the employees have made claims to the Company in respect of settlement.

     In connection with the above matter, certain employees filed lawsuits claiming various amounts with respect to damage and loss related to their forfeitures and the outcome, if any, is unpredictable at this time. The Corporation believes that the legal actions are without merit and intends to vigorously defend such lawsuits.


13.  COMPARATIVE FIGURES:

     Certain of the 2000 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements, Continued

Years ended June 30, 2001 and 2000, six-month period ended June 30, 1999 and periods from inception (March 2, 1998) to December 31, 1998 and to June 30, 2001 (In thousands of Canadian dollars, except per share amounts)

-------------------------------------------------------------------------------

14.      QUARTERLY FINANCIAL DATA (UNAUDITED):

The following table contains selected unaudited Statement of Operations information for each quarter of years ended June 30, 2000 and 2001. The Corporation believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

==========================================================================================
                                             For the quarters ended
------------------------------------------------------------------------------------------
                         September 30,      December 31,       March 31,          June 30,
                                  1999              1999            2000              2000
------------------------------------------------------------------------------------------
Revenues                   $        --      $        --      $        --       $        --
Net loss                         2,664           12,539          157,647            50,712
Loss per share                    0.13             0.53             6.04              1.58
Shares used in computing
  loss per share            21,116,992       23,583,147       26,100,742        34,040,242
==========================================================================================

==========================================================================================
                                             For the quarters ended
------------------------------------------------------------------------------------------
                         September 30,      December 31,       March 31,          June 30,
                                  2000              2000            2001              2001
------------------------------------------------------------------------------------------
Revenues                   $        --      $        --      $        --       $        --
Net loss                        27,519            7,036            8,670            15,191
Loss per share                    0.80             0.19             0.23              0.39
Shares used in computing
  loss per share            34,511,352       36,471,090       38,361,512        38,478,905
==========================================================================================

                                INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
2.1 (1)                 Amended Plan of Reorganization, Merger and Acquisition by which WWV Development, Inc.
                        acquired and merged into Lumenon Innovative Lightwave Technology, Inc. and acquired Dequet
                        Capital, Inc., dated July 7, 1998.

3.1*+                   Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (2)                 Second Amended and Restated By-Laws of the Registrant.

4.1 (1)                 Specimen Certificate for Shares of Common Stock.

4.2 (1)                 Stock Option Incentive Plan.

4.3 (1)                 Form of Warrant to acquire shares of common voting stock.

4.4 (3)                 Form of Convertible Note dated July 25, 2000.

4.5 (3)                 Form of Stock Purchase Warrant, dated July 25, 2000.

10.1 (1)                License Agreement by and between Polyvalor and McGill University and Lumenon Innovative
                        Lightwave Technology, Inc.

10.2 (4)                Termination Agreement among Molex, Lumenon and Certain Stockholders of Lumenon, dated April
                        5, 2001 by and among Molex Incorporated, Molex Fiber Optics, Inc., Lumenon Innovative
                        Lightwave Technology, Inc., Lilt Canada Inc., Andrewma Holding Inc., Najafi Holding Inc.,
                        Dr. Mark Andrews and Dr. Iraj Najafi.

10.3 (3)                Securities Purchase Agreement by and among Lumenon Innovative Lightwave Technology, Inc.,
                        Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000.

10.4 (3)                Registration Rights Agreement by and among Lumenon Innovative Lightwave Technology, Inc.,
                        Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000.

10.5 (5)                Agreement of Lease between Liberty Sites Ltd. and LILT Canada, Inc., dated May 19, 2000.

10.6 (5)                License Agreement between Polaroid Corporation and LILT Canada, Inc., a subsidiary of
                        Lumenon Innovative Lightwave Technology, Inc., dated July 21, 2000.

#10.7*                  Employment agreement between the LILT Canada, Inc. and Dr. Mark P. Andrews, dated July 7,
                        2000.

#10.8*                  Employment agreement between the Registrant and Gary Moskovitz, dated May 3, 2001.

21 (1)                  Subsidiaries of the Company.

23*                     Consent of KPMG, LLP.


--------------------------------

 *   Filed herewith.

 # Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

 +   Superseding Exhibit

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form 10 filed February 23, 2000, as amended (File No. 0-27977), and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Current Report on Form 8-K filed August 20, 2001
     (File No. 000-27977) and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Current Report on Form 8-K filed July 28, 2000 (File No. 000-27977) and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Current Report on Form 8-K filed April 27, 2001 (File No. 000-27977) and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Annual Report on Form 10-K filed September 8, 2000 (File No. 000-27977), and incorporated herein by reference.