Form 10-K/A
period 2001-06-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2001-10-02
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                  FORM 10-K/A

                          AMENDMENT NO. 1 TO FORM 10-K


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


                                EXPLANATORY NOTE



     This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 is being filed to include a copy of the executed Auditors' Report to the Shareholders.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


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



/s/ KPMG LLP


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

3.1 (2)+                Amended and Restated Certificate of Incorporation of the Registrant.


3.2 (3)                 Second Amended and Restated By-Laws of the Registrant.

4.1 (1)                 Specimen Certificate for Shares of Common Stock.

4.2 (1)                 Stock Option Incentive Plan.

4.3 (1)                 Form of Warrant to acquire shares of common voting stock.

4.4 (4)                 Form of Convertible Note dated July 25, 2000.


4.5 (4)                 Form of Stock Purchase Warrant, dated July 25, 2000.


10.1 (1)                License Agreement by and between Polyvalor and McGill University and Lumenon Innovative
                        Lightwave Technology, Inc.

10.2 (5)                Termination Agreement among Molex, Lumenon and Certain Stockholders of Lumenon, dated April
                        5, 2001 by and among Molex Incorporated, Molex Fiber Optics, Inc., Lumenon Innovative
                        Lightwave Technology, Inc., Lilt Canada Inc., Andrewma Holding Inc., Najafi Holding Inc.,
                        Dr. Mark Andrews and Dr. Iraj Najafi.


10.3 (4)                Securities Purchase Agreement by and among Lumenon Innovative Lightwave Technology, Inc.,
                        Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000.


10.4 (4)                Registration Rights Agreement by and among Lumenon Innovative Lightwave Technology, Inc.,
                        Capital Ventures International and Castle Creek Partners LLC, dated July 25, 2000.


10.5 (6)                Agreement of Lease between Liberty Sites Ltd. and LILT Canada, Inc., dated May 19, 2000.


10.6 (6)                License Agreement between Polaroid Corporation and LILT Canada, Inc., a subsidiary of
                        Lumenon Innovative Lightwave Technology, Inc., dated July 21, 2000.


#10.7(2)                Employment agreement between the LILT Canada, Inc. and Dr. Mark P. Andrews, dated July 7,
                        2000.


#10.8(2)                Employment agreement between the Registrant and Gary Moskovitz, dated May 3, 2001.


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


(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Annual Report on Form 10-K filed September 28, 2001 (File No. 000-27977), and incorporated herein by reference.



(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 filed August 20, 2001 (File No. 000-27977) and incorporated herein by reference.



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



(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Annual Report on Form 10-K filed September 8, 2000 (File No. 000-27977), and incorporated herein by reference.