Form 10-Q
period 2001-09-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2001-11-13
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________


                        Commission File Number: 000-27977


                  Lumenon Innovative Lightwave Technology, Inc.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in Its Charter


           Delaware                                              98-0213257
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


8851 Trans-canada Highway, St-Laurent, Quebec, Canada            H4S 1Z6
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                        (Zip Code)

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

[X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 38,639,028 shares of Common Stock, $.001 par value, as of November 8, 2001.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of September 30, 2001
           (unaudited) and June 30, 2001                                   1

           Consolidated Statements of Operations (unaudited)
           for the three months ended September 30, 2001
           and 2000 and from inception to September 30, 2001               2

           Consolidated Statements of Cash Flows (unaudited)
           for the three months ended September 30, 2001
           and 2000 and from inception to September 30, 2001               3

           Notes to Consolidated Financial Statements (unaudited)          4

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                                    18

PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings                                              19

Signatures                                                                20

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Balance Sheets
(Unaudited)
(in thousands of Canadian dollars)

======================================================================================================
                                                         September 30,   September 30,        June 30,
                                                                  2001            2001            2001
------------------------------------------------------------------------------------------------------
                                                                 (US$)          (CAN$)          (CAN$)
                                                              (note 5)
ASSETS

Current assets:
     Cash                                                    $     276       $     436       $   2,382
     Commercial papers and term deposits                        11,545          18,237          19,913
     Interest and sales tax receivable                             347             548             404
     Government contribution and tax credits receivable          1,072           1,692           1,561
     Prepaid expenses                                               96             151              87
------------------------------------------------------------------------------------------------------
                                                                13,336          21,064          24,347

Deposits                                                           400             632             782
Property and equipment (note 2)                                 12,980          20,505          21,257
Other assets                                                        10              16              16
------------------------------------------------------------------------------------------------------
                                                             $  26,726       $  42,217       $  46,402
======================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     680       $   1,072       $   1,134
     Accrued liabilities                                           218             344             438
     Accrued compensation costs                                  1,022           1,614           2,178
     Obligations under capital leases                              723           1,142             940
------------------------------------------------------------------------------------------------------
                                                                 2,643           4,172           4,690

Obligations under capital leases                                   974           1,538           1,368
Convertible notes (note 3)                                       8,198          12,951          11,267

Stockholders' equity:
     Share capital (note 4)                                         36              57              57
     Additional paid-in capital                                197,750         312,387         312,035
     Accumulated deficit during the development stage         (182,875)       (288,888)       (283,015)
------------------------------------------------------------------------------------------------------
                                                                14,911          23,556          29,077
Commitments (note 6)
Contingencies (note 8)
Subsequent events (note 9)
------------------------------------------------------------------------------------------------------
                                                             $  26,726       $  42,217       $  46,402
======================================================================================================


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Operations
(Unaudited)
(in thousands of Canadian dollars, except per share amounts)

=========================================================================================================
                                       Three months       Three months      Three months             From
                                              ended              ended             ended     inception to
                                       September 30,      September 30,     September 30,    September 30,
                                               2001               2001              2000             2001
---------------------------------------------------------------------------------------------------------
                                               (US$)            (CAN$)            (CAN$)            (CAN$)
                                            (note 5)
Expenses:
     Research and
       development                      $       768       $     1,214       $     1,457          $229,071
     Research tax credits                       (68)             (108)             (113)             (547)
---------------------------------------------------------------------------------------------------------
                                                700             1,106             1,344           228,524

     General and administrative               1,176             1,857             3,639            24,449
     Depreciation and amortization              869             1,371               548             7,132
     Write-down of property and
       equipment                                205               323                --             2,836
---------------------------------------------------------------------------------------------------------
                                              2,250             3,551             4,187            34,417
Other expenses (income):
     Loss (gain) on foreign
       exchange                                 366               578              (711)              229
     Interest expense                           289               456               729             2,821
     Interest income                           (248)             (392)             (793)           (2,779)
     Financing charges                          363               574            22,763            25,676
---------------------------------------------------------------------------------------------------------
                                                770             1,216            21,988            25,947
---------------------------------------------------------------------------------------------------------
Net loss                                $     3,720       $     5,873       $    27,519          $288,888
=========================================================================================================
Net loss per share:
     Basic and diluted                  $      0.10       $      0.15       $      0.80
=======================================================================================
Weighted average number
   of shares outstanding                 38,478,905        38,478,905        34,511,352
=======================================================================================

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands of Canadian dollars)

===================================================================================================================
                                                       Three months    Three months    Three months            From
                                                              ended           ended           ended    inception to
                                                       September 30,   September 30,   September 30,   September 30,

                                                               2001            2001            2000            2001
-------------------------------------------------------------------------------------------------------------------
                                                               (US$)          (CAN$)          (CAN$)          (CAN$)
                                                            (note 5)
Cash flows from operating activities:
     Net loss                                               $(3,720)        $(5,873)       $(27,519)      $(288,888)
     Adjustment for:
       Compensation costs                                       222             352             707           5,580
       Interest on convertible notes                            231             365             725           2,491
       Common shares issued for services                         --              --              --         217,359
       Depreciation and amortization                            869           1,371             548           7,132
       Write-down of property and equipment                     205             323              --           2,836
       Financing charges                                        364             574          22,764          25,676
       Unrealized loss on foreign exchange                      471             745             650           2,648
     Net change in operating assets
       and liabilities (note 7)                                (748)         (1,181)         (1,211)            824
-------------------------------------------------------------------------------------------------------------------
                                                             (2,106)         (3,324)         (3,336)        (24,342)
Cash flows from financing activities:
     Proceeds from issuance of common shares                     --              --           5,893          23,137
     Principal repayments of capital lease obligations         (198)           (312)            (81)         (1,189)
     Proceeds from issuance of
       convertible notes, net of issue costs                     --              --          48,382          48,681
     Share issue expenses                                        --              --             (27)         (1,138)
     Deposit on subscription of shares                           --              --              --             147
     Cash from the acquisition of a subsidiary                   --              --              --             814
-------------------------------------------------------------------------------------------------------------------
                                                               (198)           (312)         54,167          70,452
Cash flows from investing activities:
     Purchase of commercial papers and term deposits             --              --         (58,162)       (233,337)
     Disposal of commercial papers and term deposits          1,062           1,676          15,947         215,100
     Additions to property and equipment                       (104)           (164)         (8,953)        (26,820)
     Disposal of property and equipment                          18              28              --              28
     Deposits                                                    95             150            (327)           (632)
     Additions to other assets                                   --              --              (3)            (13)
-------------------------------------------------------------------------------------------------------------------
                                                              1,071           1,690         (51,498)        (45,674)
-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (1,233)         (1,946)           (667)            436

Cash and cash equivalents, beginning of period                1,509           2,382           1,125              --
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $   276         $   436        $    458       $     436
===================================================================================================================




See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(a Development Stage Enterprise)
Notes to Consolidated Financial Statements
(Unaudited)

Three-month periods ended September 30, 2001 and 2000 and period from inception (March 2, 1998) to September 30, 2001
(in thousands of Canadian dollars, except per share amounts)
================================================================================

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at September 30, 2001, June 30, 2001, its results of operations and cash flows for the three months ended September 30, 2001 and 2000 and from inception to September 30, 2001.

     While management believes that the disclosures presented are adequate to make the information not misleading, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2001.


1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon activities are performed in Canada through its wholly owned subsidiary LILT Canada Inc.

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

2.   PROPERTY AND EQUIPMENT:

======================================================================================
                                                                    September 30, 2001
--------------------------------------------------------------------------------------
                                                            Accumulated       Net book
                                                 Cost      depreciation          value
--------------------------------------------------------------------------------------
Plant equipment and laboratory
  installation                                $23,093            $5,885        $17,208
Leasehold improvements                          1,764               385          1,379
Office equipment and fixtures                   1,320               315          1,005
Computer equipment and software                 1,233               446            787
Vehicle equipment                                 183                57            126
--------------------------------------------------------------------------------------
                                              $27,593            $7,088        $20,505
======================================================================================

     During fiscal 2001, Lumenon acquired certain equipment anticipated to be used in production. Subsequently, the Corporation concluded it needed to pursue further the development of its products and, as a result, commencement of related production activity was delayed.

     Because Lumenon is a development stage enterprise, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value and an additional write-down of $323 has been recorded during the three-month period ended September 30, 2001.

     Fair value is based on information obtained from suppliers and other companies operating in the same field of activity.

     Cost and net book value of plant equipment, laboratory installation and vehicle held under capital leases amount to $3,626 and $2,561, respectively as at September 30, 2001.


3.   CONVERTIBLE NOTES:

     On July 25, 2000, the Corporation closed a financing involving the issuance of five-year convertible notes in the aggregate principal amount of $51,243 (US$35,000) bearing interest at 7.5% per annum. Interest is payable upon the earlier of the repayment or conversion of a note. The notes are convertible at any time by the holder into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of $11.06 (US$7) and a ceiling of $39.49 (US$25).

     The investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock. The warrants are exercisable on or after January 25, 2002 and expire on July 25, 2005. The exercise price of the warrants may vary from $15.80 (US$10) to $47.39 (US$30) based upon a formula set forth in the warrants. In addition, the exercise price will be lower than the fair market value of the common stock unless the fair market value of the common stock is equal to or lower than $15.80 (US$10).

     The convertible notes were discounted and are presented net of the debt discount, which is amortized over the term of the notes. Amortization is presented under financing charges in the consolidated statements of operations.

     Since the date of issuance, a portion of the convertible notes has been converted into shares of common stock and as of September 30, 2001, $19,351 (US$12,250) of the gross principal amount remains outstanding (see note 9).

4.   SHARE CAPITAL:

=============================================================================================
                                                     September 30,      June 30,
                                                             2001          2001
---------------------------------------------------------------------------------------------
Authorized:
    5,000,000 preferred shares, par value
      of US$0.001 per share
    100,000,000 common shares, par value
      of US$0.001 per share

Issued and outstanding:
    38,478,905 common shares                                $  57          $ 57
=============================================================================================

(a)  Stock option plan:

     Changes in outstanding options for the three-month period ended September 30, 2001 were as follows:

     ========================================================================================
                                                                             Weighted average
                                                          Number     exercise price per share
     ----------------------------------------------------------------------------------------
     Options outstanding, June 30, 2001                4,935,650
     Granted                                              56,250            $ 0.70  (US$0.44)
     Cancelled                                          (656,900)           $18.91 (US$11.97)
     ----------------------------------------------------------------------------------------
     Options outstanding, September 30, 2001           4,335,000
     ========================================================================================


     At September 30, 2001, 926,671 outstanding options are exercisable and 3,408,329 outstanding options vest over a period of one to five years.

(b)  Warrants:

     The following warrants are outstanding at September 30, 2001:

     ========================================================================================
      Warrants                                     Expiry date       Exercise price per share
     ----------------------------------------------------------------------------------------
       700,000                                   December 2001              $ 2.37  (US$1.50)
        14,000                                       July 2003              $39.49 (US$25.00)
     5,000,800                                       July 2005                        *
     ----------------------------------------------------------------------------------------
     5,714,800
     ========================================================================================

     * See notes 3 and 9.


5.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at September 28, 2001, which was $1.5797 Canadian dollar per US dollar.

6.   COMMITMENTS:

     Since July 1, 2001, the Corporation entered into new capital lease agreements at interest rates varying from 11.25% to 11.75%. Minimum lease payments under these capital lease agreements for the next three years are as follows:

================================================================================================
2002                                                                                        $268
2003                                                                                         268
2004                                                                                         173
------------------------------------------------------------------------------------------------
                                                                                            $709
================================================================================================

7.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     (a)  Net change in operating assets and liabilities:

     ===========================================================================================
                               Three months     Three months      Three months              From
                                      ended            ended             ended      inception to
                              September 30,    September 30,     September 30,     September 30,
                                       2001             2001              2000              2001
     -------------------------------------------------------------------------------------------
                                      (US$)           (CAN$)            (CAN$)             (CAN$)

     Interest and sales
       tax receivable                $ (91)         $  (144)          $(1,613)            $ (573)
     Government
       contribution and tax
       credits receivable              (83)            (131)             (113)              (417)
     Prepaid expenses                  (41)             (64)              (39)              (151)
     Accounts payable and
       accrued liabilities            (533)            (842)              554              1,965
     -------------------------------------------------------------------------------------------
                                     $(748)         $(1,181)          $(1,211)            $  824
     ===========================================================================================

     (b)  Non-cash investing and financing activities:

          Acquisition of property and equipment through capital leases amounts to $684 for the three-month period ended September 30, 2001.

          Capital expenditures of $122 are included in accounts payable at September 30, 2001.

8.   CONTINGENCIES:

     In connection with employee terminations that occurred during the past fiscal year, certain employees filed lawsuits claiming various amounts with respect to damage and loss related to their forfeitures. The outcome, if any, is unpredictable at this time. The Corporation believes that the legal actions are without merit and intends to vigorously defend such lawsuits.

9.   SUBSEQUENT EVENTS:

     On October 9, 2001, the Corporation and the investors agreed to amend the terms of the documents pertaining to the July 25, 2000 convertible note financing. The convertible notes were amended and restated to provide for a conversion price per share of US$1.44, to eliminate certain restrictive covenants and to eliminate certain events of default pertaining to the Corporation. As security for the repayment of the amended and restated convertible notes, the investors were granted a security interest in all of the present and future moveable property, rights and assets of the Corporation. This security interest is subordinated to any equipment lease financing or purchase money security interest of the Corporation. In addition, the common stock purchase warrants were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants.

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

RESULTS OF OPERATIONS

     Lumenon is a development stage enterprise that has not realized any revenues from operations to date.

     Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2001, net of tax credits, were CDN$1.1 million (US$700,000) compared to CDN$1.3 million during the same period in 2000, a decrease of CDN$200,000 or 15.4%. This overall decrease was primarily due to decreased spending on materials and supplies for research and development activities during the three-month period ended September 30, 2001 as compared to the same period in 2000. The consolidation of the research and development facility in Dorval with our headquarters and manufacturing center in St-Laurent (both located in the province of Quebec, Canada), which was completed in September 2001, also contributed to the reduction of our research and development expenses. This decrease was partially offset by the increase in expenses associated with hiring of 10 additional research and development personnel during the three-month period ended September 30, 2001 to assist in finalizing the development of our optical components and devices.

     General and Administrative Expenses. The general and administrative expenses (including depreciation, amortization and write-down of property, plant and equipment) were CDN$3.6 million (US$2.3 million) during the three-month period ended September 30, 2001 compared to CDN$4.2 million for the same period in 2000, an overall decrease of CDN$600,000 or 14.3%. The decrease was mainly attributable to a decrease in the cost of infrastructure in the three-month period ended September 30, 2001 as compared to the same period in 2000 and to a decreased head count in the three-month period ended September 30, 2001 as compared to the same period in 2000 resulting from the implementation of our restructuring plan at the end of fiscal year 2001. Part of the decrease resulted from a decrease in non-cash compensation cost and amounts expensed for the license of patents during the three-month period ended September 30, 2001 as compared to the same period in 2000. These elements were partially offset by a write-down of CDN$300,000 (US$200,000) during the three-month period ended September 30, 2001 for certain equipment acquired during fiscal year 2001, which we anticipated would be used in production. We subsequently concluded that we needed additional time and efforts to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established at fair value under FAS 121 Accounting for Impairment of Long-Lived Assets . Finally, the increase of CDN$800,000 in depreciation charges also partially offsets the overall decrease, as a result of the significant investment made in fiscal year 2001 for plant equipment and laboratory installation.

     Other Expenses. Other expenses were CDN$1.2 million (US$770,000) during the three-month period ended September 30, 2001 compared to CDN$22 million during the same period in 2000, a decrease of CDN$20.8 million. The decrease was primarily due to financing charges in the three-month period ended September 30, 2001 relating to the beneficial conversion feature of the convertible notes issued on July 25, 2000 and the amortization of the debt discount, a non-cash expense totaling CDN$22.8 million. In addition, the interest expense on the convertible notes for the three-month period ended September 30, 2001 was reduced by CDN$360,000 as compared to the same period in 2000 due to the fact that CDN$31.9 million (US$22.8 million) of the gross principal amount of the convertible notes were converted into common stock during the year ended June 30, 2001. Interest income also decreased by CDN$400,000 during the three-month period ended September 30, 2001 compared to the same period in 2000 because of the decrease in cash and short-term investments. The loss on foreign exchange of CDN$578,000 (US$366,000) for the three-month period ended September 30, 2001 mainly results from the valuation of the balance due on the convertible notes, which were subject to the unfavorable fluctuation in the exchange rate between the Canadian and the US dollar.

LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended September 30, 2001, the cash flows generated from investing activities were CDN$1.7 million (US$1.1 million) resulting primarily from the liquidation of commercial paper to finance operating activities and repayment of capital lease obligations.

     On October 9, 2001, we agreed with certain of our investors to amend the terms of the documents pertaining to the July 25, 2000 convertible note financing. The convertible notes were amended and restated to provide for a conversion price of US$1.44 per share, to eliminate certain restrictive covenants and to eliminate certain events of default. As security for the repayment of the amended and restated convertible notes, we granted the investors a security interest in all of our present and future moveable property, rights and assets. This security interest is subordinated to any equipment lease financing or purchase money security interest into which we may enter. In addition, the common stock purchase warrants issued in the financing were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants. If the convertible notes and related unpaid interest calculated at the rate of 7.5% per year are not converted into additional common stock upon maturity, on July 25, 2005 we will be required to pay to the investors an aggregate of CDN$19.3 million (US$12.2 million) plus accrued interest.

     We terminated a number of employees during fiscal 2001. To date, two employees have filed lawsuits claiming damages and other losses related to their severance. The outcome, if any, is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend each lawsuit.

     As of September 30, 2001, we had cash on hand of CDN$436,000 (US$276,000), as compared to CDN$2.4 million as of June 30, 2001 and CDN$458,000 as of September 30, 2000. In addition, as of September 30, 2001, we also had CDN$18.2 million (US$11.6 million) in commercial papers and term deposits without restriction as to their use with various maturity dates up to December 31, 2001, as compared to CDN$19.9 million as of June 30, 2001 and CDN$46.5 million as of September 30, 2000. As of September 30, 2001, the market value of the commercial papers and term deposits approximated the carrying value.

     We expect to devote substantial resources to our research and development efforts and the marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors, including the progress, level and timing of our research and development activities, the status of competitive products and our ability to defend our intellectual property rights. The above balances in cash, commercial papers and term deposits should, in management's estimation, be sufficient to meet our financial needs for at least the next 14 months, excluding unforeseen significant capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results. We have no other significant financial obligations at September 30, 2001, other than operating lease commitments for our premises and equipment and employment agreements.

     We do not believe that inflation has had a significant impact on our results of operations.

                 CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by or on behalf of us from time to time. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q, and in any other public statements we make, may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make in our reports filed with the Securities and Exchange Commission.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

     We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any significant revenues from sales of our products. Our operating history provides no basis for evaluating us or our prospects. We must successfully develop and commercialize our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our licensed proprietary technology in large volumes to have significant revenues and to be profitable.

     Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We did not have material revenues from product sales during fiscal 2001. We expect that our first product will be transferred to production in the third quarter of fiscal 2002 and we expect to make only limited shipments of these products in the second half of fiscal 2002. Potential customers may not accept our products and these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others.

     We expect to spend considerable sums to develop and market our new products. We expect our operating expenses to increase as we develop our technology and products, increase our sales and marketing activities and expand our assembly operations. We expect to continue incurring considerable operating losses and negative cash flows as we incur significant operating expenses and make capital expenditures in our business. The amount we will lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will not generate sufficient revenues to become profitable.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     We have incurred operating losses since our inception and, as of September 30, 2001, had an accumulated deficit of approximately CDN$289 million (US$183 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. As a result, we expect to incur increasing losses over the next several years.

     In addition, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock will decline.

SEVERAL OF OUR AGREEMENTS WILL REDUCE THE AMOUNT OF REVENUES THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS AND THIS MAY DECREASE OUR PROFITABILITY.

     We did not have material revenues from product sales during fiscal 2001. Our agreement with Polyvalor and McGill University requires that we pay a royalty based upon our gross sales. Furthermore, our agreement with Polaroid Corporation requires us to pay them a percentage of the net selling price of products incorporating their technology. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to third parties, which may ultimately lower our gross profit margin.

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

     To date, we have received approximately CDN$73 million (US$46 million) from third parties through various debt and equity financings. If we borrow additional funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, we may need to raise additional capital by issuing additional securities, which could result in additional dilution to our existing stockholders.

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

     We must effectively transfer production information from our research and product departments to our manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively or if we experience delays, disruptions or quality control problems in our manufacturing operations, the shipments of products to our customers could be delayed. Additional capital expenditures could be required to remedy these problems.

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

     Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional engineering, manufacturing, marketing, sales, administrative and management personnel and buy additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly or adequately enough to manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. If we overestimate demand, we may incur fixed production expenses that are excessive in relation to revenues generated. This would increase our net loss and if we underestimate demand, we may lose customers, which would decrease our revenues.

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

     We must:

     - anticipate what features and functions our customers and their end-users will need and demand in our products, for both general industry and specific custom-made use;

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

     - the ability of our customers to incorporate our products into their product offerings;

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

     For the foreseeable future, we expect to market our products to a relatively limited number of leading original equipment manufacturers. We will rely on these customers to develop their own systems, thereby creating demand for our products. As a result of the limited number of customers and the intense competition in the market, our customers will exert considerable leverage in negotiating purchases from us, which could lead to lower sales prices.

OUR COMPETITORS MAY BE ABLE TO MORE EFFECTIVELY DEVELOP AND MARKET THEIR PRODUCTS, MAKING OUR PRODUCTS OBSOLETE.

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

     Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Gary Moskovitz, our President and Chief Executive Officer and Dr. Mark P. Andrews, our Vice President and Chief Technology Officer. We do not currently maintain key-man life insurance for any of our personnel.

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

     We also rely on trade secret and copyright law and employee and third-party nondisclosure agreements to protect our intellectual property rights. We may be unable to secure meaningful protection of our trade secrets, copyrights, know-how or other proprietary information in the event of infringement by others or if others may independently develop similar technologies.

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

     We handle small amounts of hazardous materials as part of our manufacturing activities. As a result, our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. Compliance with these regulations requires us to establish compliance procedures and safety programs. If environmental laws or regulations were to change, our manufacturing costs or product sales could be adversely affected if we were forced to modify production processes or use more costly materials. We may be required to incur additional costs to comply with current or future environmental laws. In addition, if we fail to comply with either present or future environmental regulations, we may be subject to fines and production halts. As with other companies engaged in manufacturing activities that involve hazardous materials, the risk of environmental liability is inherent in our manufacturing activities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to immaterial levels of market risk with respect to changes in foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that we consummate financings outside of Canada, we receive proceeds in currency other than the Canadian dollar. Most of our operating expenses are incurred in Canadian dollars. Thus, our operations will tend to be adversely affected if there is a strong Canadian dollar. We neither enter into derivatives or other financial instruments for trading or speculative purposes, nor do we enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates.

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Lumenon is subject to several lawsuits brought by former employees. We believe these lawsuits are without merit and we intend to defend these matters vigorously.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    LUMENON INNOVATIVE LIGHTWAVE
                                    TECHNOLOGY, INC.



Dated: November 13, 2001            By: /s/ Gary Moskovitz
                                        ---------------------------------------
                                        Gary Moskovitz
                                        President and Chief Executive Officer
                                        (Acting Principal Financial Officer)