Form 10-Q
period 2001-12-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2002-02-14
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:         December 31, 2001
                                  ----------------------------


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

                        Commission File Number: 000-27977
                                                ---------


                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

          Delaware                                     98-0213257
-------------------------------           ------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

8851 Trans-Canada Highway, St-Laurent, Quebec, Canada              H4S 1Z6
------------------------------------------------------         ---------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code: (514) 331-3738

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 39,253,697 shares of Common Stock, $.001 par value, as of February 8, 2002.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS


                                                                                   Page No.
                                                                                   --------

PART I.           FINANCIAL INFORMATION                                                  1

     Item 1.      Financial Statements                                                   1

                  Consolidated Balance Sheets as of December 31, 2001
                  (unaudited) and June 30, 2001                                          1

                  Consolidated Statements of Operations (unaudited)
                  for the three and six months ended December 31, 2001
                  and 2000 and from inception to December 31, 2001                       2

                  Consolidated Statements of Cash Flows (unaudited)
                  for the three and six months ended December 31, 2001
                  and 2000 and from inception to December 31, 2001                       3

                  Notes to Consolidated Financial Statements (unaudited)                 4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   10

     Item 3.      Quantitative and Qualitative Disclosures About
                  Market Risk                                                           18

PART II.          OTHER INFORMATION                                                     19

     Item 1.      Legal Proceedings                                                     19

     Item 4.      Submission of Matters to a Vote of Security Holders                   19

     Item 6.      Exhibits and Reports on Form 8-K                                      19

Signatures                                                                              20

                          PART I. FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited, in thousands of Canadian dollars)


                                                         December 31,        December 31,             June 30,
                                                                 2001                2001                 2001
                                                         ------------        ------------            ---------
                                                                (US$)              (CAN$)               (CAN$)
                                                             (note 6)
Assets
Current assets:

     Cash and cash equivalents                               $  9,159           $  14,585            $   2,382
     Commercial papers and term deposits                            -                   -               19,913
     Loan receivable from an officer                              125                 200
     Interest and sales tax receivable                            120                 191                  404
     Government contribution and tax credits receivable           309                 492                1,561
     Prepaid expenses                                              89                 142                   87
                                                             --------           ---------            ---------
                                                                9,802              15,610               24,347

Deposits                                                          512                 815                  782
Property and equipment (note 2)                                12,523              19,943               21,257
Other assets                                                        -                   -                   16
                                                             --------           ---------            ---------
                                                             $ 22,837           $  36,368            $  46,402
                                                             ========           =========            =========
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                        $    664           $   1,057            $   1,134
     Accrued liabilities                                          169                 268                  438
     Compensation and related liabilities                       1,668               2,656                2,178
     Obligations under capital leases (note 3)                    723               1,153                  940
                                                             --------           ---------            ---------
                                                                3,224               5,134                4,690

Obligations under capital leases  (note 3)                        787               1,253                1,368
Convertible notes (note 4)                                      7,852              12,504               11,267

Stockholders' equity:
     Share capital (note 5)                                        37                  58                   57
     Additional paid-in capital                               196,922             313,600              312,035
     Accumulated deficit during the development
       stage                                                 (185,985)           (296,181)            (283,015)
                                                             --------           ---------            ---------
                                                               10,974              17,477               29,077
Commitments (note 7)
Contingencies (note 9)

                                                             --------           ---------            ---------
                                                             $ 22,837           $  36,368            $  46,402
                                                             ========           =========            =========


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited, in thousands of Canadian dollars, except per share amounts)


                                    Three months     Three months    Three months     Six months       Six months            From
                                           ended            ended           ended          ended            ended    Inception to
                                    December 31,     December 31,    December 31,    December 31,    December 31,     December 31,
                                            2001            2001             2000            2001            2000             2001
                                    ------------     ------------    ------------    ------------    ------------     ------------
                                           (US$)          (CAN$)           (CAN$)          (CAN$)          (CAN$)           (CAN$)
                                        (note 6)
Expenses:
     Research and development         $      993       $    1,581      $    1,856      $    2,795      $    3,312         $230,652
     Research tax credits                   (250)            (398)              -            (506)           (113)            (946)
                                      ----------       ----------      ----------      ----------      ----------         --------
                                             743            1,183           1,856           2,289           3,199          229,706

     General and administrative            1,996            3,177           3,643           5,034           7,282           27,627
     Depreciation and amortization           949            1,511             587           2,883           1,135            8,643
     Write-down of property and
       equipment                             241              384               -             707               -            3,220
                                      ----------       ----------      ----------      ----------      ----------         --------
                                           3,186            5,072           4,230           8,624           8,417           39,490
Other expenses (income):
     Loss (gain) on foreign
       exchange                              129              206            (341)            784         (1,051)              435
     Interest expense                        266              423             770             879           1,499            3,245
     Interest income                         (79)            (125)           (640)           (517)        (1,433)          (2,904)
     Financing charges                       335              534           1,161           1,107          23,924           26,209
                                      ----------       ----------      ----------      ----------      ----------         --------
                                             651            1,038             950           2,253          22,939           26,985
                                      ----------       ----------      ----------      ----------      ----------         --------
Net loss                              $    4,580       $    7,293      $    7,036      $   13,166      $   34,555         $296,181
                                      ==========       ==========      ==========      ==========      ==========         ========
Net loss per share:
     Basic and diluted                $     0.12       $     0.19      $     0.19      $     0.34      $     0.97         $
                                      ==========       ==========      ==========      ==========      ==========         ========

Weighted average number
   of shares outstanding              38,763,784       38,763,784      36,471,090      38,621,336      35,491,468
                                      ==========       ==========      ==========      ==========      ==========         ========

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited),in thousands of Canadian dollars)



                                          Three months         Three months       Three months          Six months
                                                 ended                ended              ended               ended
                                          December 31,         December 31,       December 31,         December 31,
                                                  2001                2001                2000                 2001
                                          ------------         -----------        ------------         ------------
                                                 (US$)              (CAN$)              (CAN$)               (CAN$)
                                              (note 6)
Cash flows from operating activities:
  Net loss                                  $ (4,580)            $ (7,293)           $ (7,036)            $(13,166)
  Adjustment for:
    Compensation costs                           228                  364                 818                  715
    Interest on convertible notes                215                  343               1,909                  708
    Common shares issued for services              -                    -                   -                    -
    Depreciation and amortization                949                1,511                 587                2,883
    Write-down of property and equipment         241                  384                   -                  707
    Financing charges                            335                  533                   -                1,107
    Unrealized loss on foreign exchange          135                  215                  86                  960
  Net change in operating assets
    and liabilities                              390                  618              (6,054)                (561)
                                            --------             --------            --------             --------
                                              (2,087)              (3,325)             (9,690)              (6,647)
Cash flows from financing activities:

  Proceeds from issuance of  common shares         5                    9                   -                    9
  Principal repayments of capital
    lease obligations                           (171)                (274)               (160)                (588)
  Proceeds from issuance of
    convertible notes, net of issue costs          -                    -                   -                    -
  Share issue expenses                             -                    -                  (9)                   -
  Deposit on subscription of shares                -                    -                   -                    -
  Cash from the acquisition of a subsidiary        -                    -                   -                    -
                                            --------             --------            --------             --------
                                                (166)                (265)               (169)                (579)
Cash flows from investing activities:
 Purchase of commercial papers and
   term deposits                                   -                    -              (9,273)                   -
 Disposal of commercial papers and
   term deposits                              11,211               17,854              29,631               19,530
 Additions to property and equipment             (77)                (123)             (2,596)                (287)
 Disposal of property and equipment                5                    8                   -                   36
 Deposits                                          -                    -                 650                  150
 Other assets                                      -                    -                   -                    -
                                            --------             --------            --------             --------
                                              11,139               17,739              18,412               19,429
                                            --------             --------            --------             --------
 Net (decrease) increase in cash and
   cash equivalents                            8,886               14,149                8553               12,203
 Cash and cash equivalents,
   beginning of period                           273                  436                 458                2,382
                                            --------             --------            --------             --------
 Cash and cash equivalents,
   end of period                            $  9,159             $ 14,585            $  9,011             $ 14,585
                                            ========             ========            =========            ========



                                              Six months                  From
                                                   ended          inception to
                                            December 31,           December 31,
                                                    2000                  2001
                                            ------------           -----------
                                                  (CAN$)                 (CAN$)
Cash flows from operating activities:
  Net loss                                     $(34,555)             $(296,181)
  Adjustment for:
    Compensation costs                            1,525                  5,943
    Interest on convertible notes                   296                  2,834
    Common shares issued for services                 -                217,359
    Depreciation and amortization                 1,135                  8,643
    Write-down of property and equipment              -                  3,220
    Financing charges                            25,102                 26,210
    Unrealized loss on foreign exchange             736                  2,863
  Net change in operating assets
    and liabilities                              (7,265)                 1,444
                                               --------              ---------
                                                (13,026)               (27,665)
Cash flows from financing activities:

  Proceeds from issuance of  common shares        5,893                 23,146
  Principal repayments of capital
    lease obligations                              (241)                (1,465)
  Proceeds from issuance of
    convertible notes, net of issue costs        48,382                 48,681
  Share issue expenses                              (36)                (1,138)
  Deposit on subscription of shares                   -                    147
  Cash from the acquisition of a subsidiary           -                    814
                                               --------              ---------
                                                 53,998                 70,185
Cash flows from investing activities:
 Purchase of commercial papers and
   term deposits                                (67,435)              (233,336)
 Disposal of commercial papers and
   term deposits                                 45,578                232,953
 Additions to property and equipment            (11,552)               (26,943)
 Disposal of property and equipment                   -                     36
 Deposits                                           323                   (632)
 Other assets                                         -                    (13)
                                               --------              ---------
                                                (33,086)               (27,935)
                                               --------              ---------
 Net (decrease) increase in cash and
   cash equivalents                               7,886                 14,585
 Cash and cash equivalents,
   beginning of period                            1,125                      -
                                               --------              ---------
 Cash and cash equivalents,
   end of period                               $  9,011              $  14,585
                                               ========              =========

     See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-----------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at December 31, 2001 and June 30, 2001, its results of operations and cash flows for the three-month and six-month periods ended December 31, 2001 and 2000 and from inception to December 31, 2001.

     While management believes that the disclosures presented are adequate, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2001.

1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon activities are performed through LILT in Canada.

     Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, the Corporation inaugurated its 53,000-square-foot facility. This facility serves as the Corporation's headquarters and, when operative, will be a high-volume manufacturing plant. In March 2001, in response to a perceived market downturn for optical circuits, the Corporation re-focused its process from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic devices.

     The Corporation's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Corporation has no current source of revenue. Without realization of additional capital, it would be unlikely for the Corporation to continue as a going concern. The Corporation plans to seek additional capital through private financing.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-------------------------------------------------------------------------------

2.   PROPERTY AND EQUIPMENT:

                                                                           December 31, 2001
                                               ---------------------------------------------
                                                             Accumulated            Net book
                                                 Cost       depreciation               value
                                               --------     ------------           ---------
Plant equipment and laboratory
  installation                                 $ 23,940          $ 7,168            $ 16,772
Leasehold improvements                            1,788              419               1,369
Office equipment and fixtures                     1,326              389                 937
Computer equipment and software                   1,305              551                 754
Vehicle equipment                                   183               72                 111
                                               --------          -------            --------
                                               $ 28,542          $ 8,599            $ 19,943
                                               ========          =======            ========


     During fiscal 2001, Lumenon acquired certain equipment anticipated to be used in production. Subsequently, the Corporation concluded it required additional time and effort to complete the development of its products and, as a result, commencement of related production activity was delayed.

     Because Lumenon is a development stage enterprise, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value. In connection therewith additional write-downs of $384 and $707 have been recorded during the three-month period and the six-month period ended December 31, 2001 respectively.

     Fair value is based on information obtained from suppliers and other companies operating in the same field of activity.

     Cost and net book value of plant equipment, laboratory installation and vehicle equipment held under capital leases amount to $3,815 and $2,447, respectively, as at December 31, 2001.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-------------------------------------------------------------------------------

3.   OBLIGATIONS UNDER CAPITAL LEASES:

     Future minimum lease payments under capital leases are as follows:


2002                                                                         $ 1,373
2003                                                                           1,098
2004                                                                             193
                                                                             -------
Total minimum lease payments                                                   2,664

Less amount representing interest (at rates varying from 11.25% to 18.85%)       258
                                                                             -------
Present value of net minimum capital lease payments                            2,406

Current portion of obligations under capital leases                            1,153
                                                                             -------
Long-term portion of obligations under capital leases                        $ 1,253
                                                                             =======


4.   CONVERTIBLE NOTES:

     On July 25, 2000, the Corporation closed a financing involving the issuance of five-year convertible notes in the aggregate principal amount of $51,243 (US$35,000) bearing interest at 7.5% per annum. Interest was payable upon the earlier of the repayment or conversion of a note. Under the terms of the original agreement, the notes were convertible at any time by the holder into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of $11.05 (US$7) and a ceiling of $39.46 (US$25). In addition, the investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock.

     On October 9, 2001, the Corporation and the investors agreed to amend the terms of the documents pertaining to the July 25, 2000 convertible note financing. The convertible notes were amended and restated to provide for a conversion price of US$1.44, to eliminate certain restrictive covenants and to eliminate certain events of default pertaining to the Corporation. As security for the repayment of the amended and restated convertible notes, the Corporation granted the investors a security interest in all of the Corporation's present and future moveable property, rights and assets. This security interest is subordinated to any equipment lease financing or purchase money security interest of the Corporation. In addition, the common stock purchase warrants were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants.

4.   CONVERTIBLE NOTES (CONTINUED):

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-------------------------------------------------------------------------------

     The convertible notes were discounted and are presented net of the debt discount, which is amortized over the term of the notes. Amortization is presented under financing charges in the consolidated statements of operations.

     Since the date of issuance, a portion of the convertible notes has been converted into shares of common stock and as of December 31, 2001, $18,234 (US$11,450) of the gross principal amount remains outstanding.

5.   SHARE CAPITAL:

                                                                  December 31,        June 30,
                                                                          2001            2001
                                                                  ------------        --------
Authorized:
5,000,000 preferred shares, par value
  of US$0.001 per share
100,000,000 common shares, par value
  of US$0.001 per share

Issued and outstanding:
39,098,547 common shares (June 30, 2001: 38,478,905)                 $  58            $  57
                                                                     =====            =====

(a)  Issue of shares:

     During the six-month period ended December 31, 2001, the Corporation issued 611,342 common shares as a result of the conversion of convertible notes, and 8,300 common shares upon exercise of options for cash consideration of $9,039.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-------------------------------------------------------------------------------

5.   SHARE CAPITAL: (CONTINUED)

(b)  Stock option plan:

     Changes in outstanding options for the six-month period ended December 31, 2001 were as follows:


                                                                                                    Weighted average
                                                                       Number               exercise price per share
                                                                   ----------               ------------------------
Options outstanding, June 30, 2001                                  4,935,650
Granted                                                                56,250                   $  0.70    (US$0.44)
Cancelled                                                            (656,900)                  $ 18.91   (US$11.87)
                                                                   ----------               -----------------------
Options outstanding, September 30, 2001                             4,335,000
Granted                                                             1,132,500                   $  0.82    (US$0.51)
Cancelled                                                             (80,000)                  $  7.82    (US$4.91)
Exercised                                                              (8,300)                  $  1.09    (US$0.68)
                                                                   ----------               -----------------------
Options outstanding, December 31, 2001                              5,379,200
                                                                   ==========               =======================


     At December 31, 2001, 843,283 outstanding options were exercisable and 4,535,917 outstanding options vest over a period from one to five years.

6.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at December 31, 2001, which was $1.5925 Canadian dollar per US dollar.

7.   COMMITMENTS:

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

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and six-month periods ended December 31, 2001 and 2000 and period from inception (March 2, 1998) to December 31, 2001
(in thousands of Canadian dollars, except per share amounts)
-------------------------------------------------------------------------------

7.   COMMITMENTS: (CONTINUED)


2002                                                     $   988
2003                                                         981
2004                                                         896
2005                                                         887
2006                                                         880
Thereafter                                                 5,251
                                                         -------
                                                         $ 9,883
                                                         =======


8.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     Non-cash investing and financing activities:

     Acquisition of property and equipment through capital leases is nil for the three-month period ended December 31, 2001 and amounts to $684 for the six-month period ended December 31, 2001.

     Capital expenditures of $90 are included in accounts payable at December 31, 2001.

9.   CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in this Quarterly Report on Form 10-Q, including, without limitation, statements containing the words "believe, ""anticipate," "estimate" "expect" and words of similar import, constitute "forward-looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below and elsewhere in this Quarterly Report, and in other documents we have filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     Lumenon is a development stage enterprise that has not realized any material revenues from operations to date.

     Research and Development Expenses. Research and development expenses for the three-month period ended December 31, 2001, net of tax credits , were CDN$1.2 million (US$743,000), compared to CDN$1.9 million during the same period in 2000, a decrease of approximately CDN$700,000 or 37%. For the six-month period ended December 31, 2001, these amounted to CDN$2.3 million, compared to CDN$3.2 million during the same period in 2000.

         The decrease of CDN$700,000 in research and development expenses during the three-month period ended December 31, 2001 was primarily due to the reduction of CDN$536,000 in spending on materials and supplies. The consolidation of the research and development facility in Dorval with our headquarters and manufacturing center in St-Laurent, Canada contributed to the reduction. In addition, research and development expenses for the three-month period ended December 31, 2000 included non-recurring expenses related to the opening of our headquarters and manufacturing center. However, salaries and compensation costs increased by CDN$308,000, due to the hiring of additional personnel in our research and development group and related operating expenses in 2001, as we focused on new designs, the completion of our initial product, product development, and refinements of our microfabrication processes. Finally, related research tax credits of CDN$398,000 were recorded during the three-month period ended December 31, 2001 and, accordingly, contributed to the decrease in research and development expenses. Initial product samples were delivered to Poly-Scientific, a business unit of Northrop Grumman's Component Technologies Sector, and a global, "tier one" network equipment supplier. The samples provided were Lumenon's 16 channel 100 GHz Mux/Demux units used for systems design verification, as well as technological assessment.

     General and Administrative Expenses. The general and administrative expenses were CDN$3.2 million (US$2 million) during the three-month period ended December 31, 2001, compared to CDN$3.6 million for the same period in 2000, a decrease of approximately CDN$400,000 million or 13%. General and administrative expenses were CDN$5 million during the six-month period ended December 31, 2001, compared to CDN$7.3 million for the same period in 2000, a decrease of approximately CDN$2.3 million. The decrease during these periods was mainly attributable to the implementation of our restructuring plan at the end of fiscal year 2001. The depreciation and amortization and write-down of property and equipment were CDN$1.9 million (US$1.2 million) during the three-month period ended December 31, 2001, compared to CDN$587,000 for the same period in 2000, an increase of approximately CDN$1.3 million or 221%. The depreciation and amortization and write-down of property and equipment were CDN$3.6 million during the six-month period ended December 31, 2001, compared to CDN$1.1 million for the same period in 2000, an increase of CDN$2.5 million. The increase in depreciation and amortization is the result of the significant investment made in fiscal year 2001 for plant equipment and laboratory installation. However, during the three-month period ended December 31, 2001, a write-down on property and equipment was recorded in the amount of CDN$384,000 (US$241,000) and is related to manufacturing equipment acquired during the last fiscal year, which we anticipated being used in production. We subsequently concluded that we needed additional time to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established at fair value under FAS 121 Accounting for Impairment of Long-Lived Assets.

     Other Expenses. Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$1 million (US$651,000) during the three-month period ended December 31, 2001, compared to CDN$950,000 during the same period in 2000, a decrease of approximately CDN$88,000. During the six-month period ended December 31, 2001, other expenses, net of interest income and gain on foreign exchange, amounted to CDN$2.3 million, compared to CDN$23 million for the same period in 2000, a decrease of CDN$20.7 million. The decrease was mainly due to the CDN$51,243,000 (US$35,000,000) worth of convertible notes we issued on July 25, 2000. The interest expense portion of other expenses is mainly attributable to the fact that these convertible notes bear interest at 7.5% per annum. Moreover, in the quarter ended September 30, 2000, the convertible notes financing agreement created a non-cash financing charge of CDN$22,763,000. Interest income during the three-month and six-month periods ended December 31, 2001, amounted to CDN$125,000 (US$78,500) and CDN$517,000, compared to CDN$640,000 and CDN$1.4 million in the same periods in 2000, a decrease of CDN$515,000 and CDN$916,000 respectively. These decreases in interest income were due to the decrease in cash and cash equivalents and commercial papers and term deposits. As a result of the above expenses, our net loss for the three-month period ended December 31, 2001 was CDN$7.3 million (US$4.6 million) or CDN$0.19 (US$0.12) per share, compared to CDN$7 million or CDN$0.19 per share for the same period in 2000. For the six-month period ended December 31, 2001 our net loss was CDN$13.2 million or CDN$0.34 per share, compared to CDN$34.5 million or CDN$0.97 per share for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     During the three-month period ended December 31, 2001, the cash flows generated from investing activities were CDN$17.7 million (US$11 million) resulting primarily from the liquidation of commercial papers to finance operating activities, additions to property and equipment and the repayment of capital lease obligations.

     On October 9, 2001, we agreed with certain of our investors to amend the terms of the July 25, 2000 convertible note financing documents. The convertible notes were amended and restated to provide for a conversion price of US$1.44 per share, to eliminate certain restrictive covenants and to eliminate certain events of default. As security for the repayment of the amended and restated convertible notes, we granted the investors a security interest in all of our present and future moveable property, rights and assets. This security interest is subordinate to any equipment lease financing or purchase money security interest into which we may enter. In addition, the common stock purchase warrants issued in the financing were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants. If the convertible notes and related unpaid interest calculated at the rate of 7.5% per year are not converted into additional common stock upon maturity, on July 25, 2005 we will be required to pay to the investors an aggregate of CDN$18.2 million (US$11.4 million) plus accrued interest.

     On February 7, 2002, convertible notes in the aggregate principal amount of CDN$356,000 (US$223,000), together with accrued interest, were converted into 155,150 shares of common stock at a price equal to US$1.44 per share.

     We have applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") in determining the accounting treatment of the convertible notes. These bulletins require that we allocate the proceeds from the notes among the notes. As a result, the notes have been discounted and the beneficial conversion feature of notes has been recorded as financing charges.

     As of December 31, 2001, we had cash and cash equivalents of CDN$14.6 million (US$9.2 million) as compared to CDN$436,000 as of September 30, 2001 and CDN$9 million as of December 30, 2000.

     We terminated a number of employees during fiscal 2001. To date, three employees have filed lawsuits claiming damages and other losses related to their severance. The outcome, if any, is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend each lawsuit.

         Government grants receivable for a total of CDN$1.2 million recorded during the year ended June 30, 2001 relating to the acquisition of certain production equipment have been written off during the three-month period ended December 31, 2001. We are in default of the terms of these grants because we have not completed the development of our initial product and the grants are only available for the commercial production of photonic devices. The government has temporarily suspended the grant and we have until December 31, 2003 to comply as a full production facility. As conditions for the payments of the grants became remote, a write-off of this receivable was deemed necessary. Property and equipment has been adjusted by such amount, accordingly.

         We expect to devote substantial resources to our research and development efforts and the marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors, including the progress, level and timing of our research and development activities, the status of competitive products and our ability to defend our intellectual property rights. Our cash balance should, in management's estimation, be sufficient to meet our financial needs for at least the next 11 months, excluding unforeseen significant capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results. We have no other significant financial obligations at December 31, 2001, other than operating lease commitments for our premises and equipment and employment agreements.

         We do not believe that inflation has had a significant impact on our results of operations.

                CERTAINS FACTORS WHICH MAY AFFECT FUTURE RESULTS

         Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before purchasing our common stock. The risks and uncertainties described below are not the only ones facing our company. Additional risks and uncertainties may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

         We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any significant revenues from sales of our products. Our operating history provides no basis for evaluating us or our prospects. We must successfully develop and commercialize our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products using our licensed proprietary technologies in large volumes to have significant revenues and to be profitable.

         Our future will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We did not have material revenues from product sales during fiscal 2001. Our first product was transferred to production in the second quarter of fiscal 2002 and we expect to make only limited shipments of these products in fiscal 2002. Potential customers may not accept our products and these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We have incurred operating losses since our inception and, as of December 31, 2001 had an accumulated deficit of approximately CDN$296 million (US$186 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. As a result, we expect to incur increasing losses over the next several years.

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

         To date, we have not had any significant revenues from product sales. Our agreement with Polyvalor and McGill University requires that we pay a royalty based upon our gross sales. Furthermore, our agreement with Polaroid Corporation requires us to pay them a percentage of the net selling price of products incorporating their technology. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to third parties, which may ultimately lower our gross profit margin.

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

         To date, we have received approximately CDN$73 million from third parties through various debt and equity financings. If we borrow more funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, we may need to raise additional capital by issuing additional securities, which could result in additional dilution to our existing stockholders.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCTS.

         We have never assembled large amounts of our products. The manufacture of our chips and packaged components is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants during assembly, defects in components, difficulties in the assembly process or other factors can cause a significant number of products to be nonfunctional or to have unacceptable defects. This could significantly reduce yields and increase the cost of our products. The difficulty in uncovering these problems and resolving these issues may require a significant amount of time and may prove to be costly.

         We must effectively transfer production information from our research and product development departments to our manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively or if we experience delays, disruptions or quality control problems in our manufacturing operations, the shipments of products to our customers could be delayed and additional capital expenditures could be required to remedy these problems.

         Changes in our manufacturing processes could significantly reduce our manufacturing yields. Because most of our manufacturing costs are relatively fixed, manufacturing yields are critical to the results of our operations. Lower than expected manufacturing yields could delay product shipments and reduce our gross margins.

OUR BUSINESS MAY EXPAND RAPIDLY AND THE FAILURE TO MANAGE THIS EXPANSION EFFECTIVELY, AS WELL AS THE STRAIN ON OUR RESOURCES WHICH EXPANSION MAY CREATE, COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

         Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional scientists, chemists and engineering, manufacturing, marketing, sales, administrative and management personnel and acquire additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly or adequately enough to manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. In addition, if we overestimate demand, we will incur fixed production expenses that could be excessive in relation to revenues generated. This would reduce our gross margins and increase our net loss. If we underestimate demand, we may lose customers, which would decrease our revenues.

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

         In order to achieve our long-term business goals, we will have to generate sales in international markets. This will require us to establish international operations and hire additional personnel. Our failure to do so in a timely and effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Our plans to expand internationally may be affected by a number of risks including:

          o   changes in foreign currency exchange rates;

          o challenges inherent in managing geographically dispersed operations;

          o multiple, conflicting and changing governmental laws and regulations;

          o   political and economic instability or conflicts;

          o   changes in tariffs, taxes and other trade barriers; and

          o the need to develop local distribution channels through third parties.

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

         We must:

          o anticipate what features and functions our customers and their end-users will need and demand in our products, for both general industry and specific custom-made use;

          o   incorporate those features and functions into our products;

          o   meet specific and exacting design requirements; and

          o   price our products competitively.

         The life cycle of the products we make may be short. We must introduce new products on a timely basis and we must spend large amounts of capital to develop new products. Due to the complexity of our products, we could experience delays in introducing new products. The success of our new products will depend on many factors, including:

          o   proper product definition;

          o   the timely completion and introduction of new designs;

          o the ability of our customers to incorporate our products into their product offerings;

          o   the quality and performance of our products;

          o   the differentiation of our products from those of our competitors;
              and

          o   market acceptance of our products and those of our customers.

         If we are unable to introduce new products on a timely and cost-efficient basis, we could lose sales and customers, resulting in reduced revenues.

         In addition, competing technologies may force us to sell our products at lower prices than we expect. Thus, we will need to introduce new products in order to remain competitive and to reach and maintain profitability. This need for additional product introduction may require us to expend greater resources on product research and development than we presently anticipate, which could result in an increase in our future expenses.

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

OUR COMPETITORS MAY BE ABLE TO DEVELOP AND MARKET THEIR PRODUCTS MORE EFFECTIVELY THAN WE CAN, MAKING OUR PRODUCTS OBSOLETE.

         Developments by others may render our products or technologies obsolete or non-competitive. Our competitors include much larger companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, greater name recognition and longer standing relationships with leading original equipment manufacturers than we do. Our competitors include companies already manufacturing large volumes of products based on established technologies, as well as companies selling emerging technological solutions, which could replace the technologies we are currently using. Potential competitors could also include our own customers, which may decide to manufacture products competitive with ours, rather than purchase our products. As a result, any products and/or technologies that we develop may become obsolete or non-competitive before we can recover the expenses incurred in connection with their development.

WE ARE DEPENDENT ON KEY PERSONNEL; WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL, WHICH COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

         Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Gary Moskovitz, our President and Chief Executive Officer, and Dr. Mark P. Andrews, our Co-founder, Vice President of Technology and Chief Technology Officer. We do not currently maintain key-man life insurance for any of our personnel.

         Our success will also depend on our ability to attract, train and retain additional management and other highly skilled technical, marketing and support personnel. In addition, as we grow, we will need to hire skilled operators for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies and the process of hiring qualified personnel is often lengthy. Our management and other employees may voluntarily leave us at any time. We may not be able to meet our revenue goals if we cannot attract, train and retain sufficient qualified personnel.

         Our future profitability will also depend on our ability to develop an effective marketing staff and field sales force. Competition for employees with sales and marketing experience in the photonics industry is intense. We require sales people with a good technical understanding of our products and of the industry. We may be unable to attract and retain qualified salespeople or build an effective sales and marketing organization.

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, THEN WE COULD LOSE VALUABLE INTELLECTUAL PROPERTY RIGHTS, BE LIABLE FOR SIGNIFICANT DAMAGES OR BE PREVENTED FROM COMMERCIALIZING OUR PRODUCTS.

         Our success depends in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products and technology and preventing us from marketing our products. It is also possible that we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties, or if we are required to initiate litigation against others to protect our intellectual property rights.

         We have filed patent applications covering the on-substrate cleaving of sol-gel waveguide, which describes a unique method of revealing a facet of an optical chip for connection to an optical fiber. We may not be issued patents based on the applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover the products we hope to market. Moreover, legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, or obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

         If we are required to defend ourselves against patent suits brought by third parties and we do not prevail, in addition to any damages we might have to pay, any patents we may obtain could be narrowed, invalidated or rendered unenforceable by a court. We could also be required to design around any patents we are deemed to infringe or obtain a license to use certain technologies. If we fail to obtain a required license on a cost-efficient or on an exclusive basis or are unable to design around a patent, we may be unable to sell some of our products, which would make it more difficult for us to achieve profitability.

         We also rely on trade secret and copyright law and employee and third-party nondisclosure agreements to protect our intellectual property rights. We may be unable to secure meaningful protection of our trade secrets, copyrights, know-how or other proprietary information in the event of infringement by others or if others independently develop similar technologies.

WE ARE DEPENDENT ON EQUIPMENT SUPPLIERS AND CONTRACT MANUFACTURERS WHO COULD DISRUPT OUR BUSINESS IF THEY STOPPED, DECREASED OR DELAYED SHIPMENTS TO US.

         We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers and, therefore, they could stop supplying equipment to us at any time. If the equipment, which any particular supplier provides to us, were to malfunction, we would, at a minimum, experience delays in the shipment of our products and we could be required to find another equipment manufacturer. Delays in shipments could result in the loss of customers and reductions in our revenues.

         In addition, we may rely on third party manufacturers to produce some of the components used in our products. Our potential dependence upon third party manufacturing relationships could lead to:

          o   reduced control over equipment delivery schedules;

          o lack of quality assurance over the components produced by third parties; and

          o the delivery of poor quality components which could lead to poor manufacturing yields of our products and ultimately higher product costs.

         Any supply deficiencies relating to the quality or quantity of equipment or components we use to manufacture our products could affect our ability to fulfill customer orders and ultimately reduce our revenues and profitability.

OUR BUSINESS INVOLVES THE USE OF SOME HAZARDOUS MATERIALS AND ENVIRONMENTAL LAWS AND REGULATIONS MAY EXPOSE US TO LIABILITY AND THEREFORE INCREASE OUR COSTS.

         We handle small amounts of hazardous materials as part of our manufacturing activities. As a result, our operations and assembly processes are subject to certain federal, provincial and local environmental protection laws and regulations. These relate to our use, handling, storage, discharge and disposal of certain hazardous materials and wastes, the pre-treatment and discharge of process waste waters and the control of process air pollutants. Compliance with these laws and regulations requires us to establish compliance procedures and safety programs. If environmental laws or regulations were to change, forcing us to modify production processes or use more costly materials, our manufacturing costs or product sales could be adversely affected. We may be required to incur additional costs to comply with current or future environmental laws. In addition, if we fail to comply with either present or future environmental regulations, we may be subject to fines and production halts. As with other companies engaged in manufacturing activities that involve hazardous materials, the risk of environmental liability is inherent in our manufacturing activities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

PROVISIONS OF OUR CORPORATE DOCUMENTS AND APPLICABLE LAW MAY PREVENT OR HINDER A CHANGE OF CONTROL.

         Provisions of our certificate of incorporation and by-laws and of applicable law could make it more difficult for another party to acquire us or discourage another party from attempting to acquire us. This may reduce the value of our common stock. For example, we could issue preferred stock with rights senior to the common stock without any further vote or action by stockholders. The issuance of preferred stock as part of a future financing could have the effect of preventing a change of control and could make it more difficult for holders of our common stock to take certain corporate actions, including replacing incumbent directors. Additionally, the preferred stock may have preference over, and harm the rights of the holders of, our common stock.

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

         No holder may convert any portion of our outstanding convertible notes to the extent that the conversion would result in that holder or any of its affiliates beneficially owning more than 4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert those notes.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Lumenon is subject to several lawsuits brought by former employees. We believe these lawsuits are without merit and intend to defend these matters vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our 2001 Annual Meeting of Stockholders on November 14, 2001. The following matters were voted upon at the Annual Meeting:

          1. Election of Guy Brunet as Class II director to serve for ensuing three years and until his respective successor is elected and qualified.

              For:         24,722,871
              Withheld:    4,154,424

          2. Approval of our 2001 stock incentive plan and the authorization of 4,000,000 shares of our common stock for issuance under that plan.

              For:         18,688,289
              Against:     4,864,504
              Abstain:     18,101

          3. Approval of our 2001 director stock option plan and the authorization of 600,000 shares of our common stock for issuance under that plan.

              For:         18,661,165
              Against:     4,866,098
              Abstain:     13,631

          4. Ratification of the appointment of KPMG LLP as our independent auditors fro the current year.

              For:         28,847,245
              Against:     17,388
              Abstain:     12,662

         In addition to the director above who was elected at the meeting, the terms of the following directors continued after the meeting: Pierre-Paul Allard, Mark P. Andrews, Gilles Marcotte, Gary Moskovitz and Pierre-Andre Roy.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference. Documents listed on such Index to Exhibits and identified by asterisks are being filed as exhibits herewith. Documents otherwise identified are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Lumenon's file number under the Securities and Exchange Act of 1934 is 000-27977.

(b) Reports on Form 8-K.

         On October 11, 2001 we filed a Current Report on Form 8-K dated October 9, 2001 reporting under Item 5 (Other Events) the amendment of the terms of the July 25, 2000 convertible note financing documents among Lumenon, Castle Creek Technology Partners LLC and Capital Ventures International.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2002         LUMENON INNOVATIVE LIGHTWAVE
                                 TECHNOLOGY, INC.


                                 By:  /s/ Gary Moskovitz
                                    -----------------------------------------
                                 Gary Moskovitz
                                 President and Chief Executive Officer
                                 (Acting Principal Financial Officer)

                                INDEX TO EXHIBITS

Exhibit No:         Description
-----------         -----------

10.1*               Amended and Restated 2001 Director Stock Option Plan

10.2*               Amended and Restated 2001 Non-Officer, Non-Director Employee Stock Incentive Plan

10.3*               Amended and Restated 2001 Stock Incentive Plan

10.4*               Security Agreement, dated as of October 31, 2001, between Lumenon Innovative Lightwave Technology, Inc.,
                    Capital Venture International and Castle Creek Technology Partners LLC.

10.5*               Deed of Hypothec, dated October 30, 2001, between Lumenon Innovative Lightwave Technology, Inc. and CIBC
                    Mellon Trust Company.

10.6*               Deed of Hypothec, dated October 30, 2001, between LILT Canada Inc. and CIBC Mellon Trust Company.

10.7 (1)            Form of Amended and Restated Convertible Note.

10.8 (1)            Agreement dated as of October 9, 2001 between Lumenon Innovative Lightwave Technology, Inc. and
                    Capital Venture International.

10.9 (1)            Agreement dated as of October 9, 2001 between Lumenon Innovative Lightwave Technology, Inc. and
                    Castle Creek Technology Partners LLC.

10.10 (1)           Amendment No. 1 to the Securities Purchase Agreement dated as of October 9, 2001 among Lumenon
                    Innovative Lightwave Technology, Inc. and the Investors ( as defined therein ).

10.11 (1)           Amendment No. 1 to the Registration Rights Agreement dated as of October 9, 2001 among Lumenon Innovative
                    Lightwave Technology, Inc. and the Investors (as defined therein).

----------------------------------
*    Filed herewith.
(1) Incorporated by reference to Lumenon's Current Report on Form 8-K dated October 9, 2001 (File No. 000-27977).