Form 10-Q
period 2002-03-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2002-05-15
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:            March 31, 2002
                                  ----------------------------

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________

                        Commission File Number: 000-27977
                                                ---------


                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

              Delaware                                98-0213257
----------------------------------        --------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

8851 Trans-Canada Highway, St-Laurent, Quebec, Canada          H4S 1Z6
----------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's Telephone Number, Including Area Code: (514) 331-3738
                                                    ---------------

Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 40,984,375 shares of Common Stock, $.001 par value, as of May 1, 2002.

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------

PART I.           FINANCIAL INFORMATION                                                  1

     Item 1.      Financial Statements                                                   1

                  Consolidated Balance Sheets as of March 31, 2002
                  (unaudited) and June 30, 2001                                          1

                  Consolidated Statements of Operations (unaudited) for the
                  three and nine months ended March 31, 2002 and 2001 and from
                  inception to March 31, 2002                                            2

                  Consolidated Statements of Cash Flows (unaudited) for the
                  three and nine months ended March 31, 2002 and 2001 and from
                  inception to March 31, 2002                                            3

                  Notes to Consolidated Financial Statements (unaudited)                 4

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    9


PART II.          OTHER INFORMATION                                                     22

     Item 5.      Other information                                                     22

     Item 6.      Exhibits and Reports on Form 8-K                                      22


SIGNATURES                                                                              23


INDEX TO EXHIBITS                                                                       24

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited, in thousands of Canadian dollars)

--------------------------------------------------------------------------------------------------------------
                                                             March 31,           March 31,            June 30,
                                                                 2002                2002                2001
--------------------------------------------------------------------------------------------------------------
                                                                (US$)               (CAN$)              (CAN$)
                                                             (note 5)
Assets
Current assets:
     Cash and cash equivalents                              $   6,901           $  11,013             $  2,382
     Commercial papers and term deposits                            -                   -               19,913
     Loan receivable from an officer                              125                 200                    -
     Interest and sales tax receivable                            169                 269                  404
     Government contribution and tax credits receivable           274                 437                1,561
     Prepaid expenses                                              94                 150                   87
--------------------------------------------------------------------------------------------------------------
                                                                7,563              12,069               24,347

Deposits                                                          491                 783                  782
Property and equipment (note 2)                                11,168              17,822               21,257
Other assets                                                        -                   -                   16
--------------------------------------------------------------------------------------------------------------
                                                            $  19,222           $  30,674             $ 46,402
==============================================================================================================
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                       $     553           $     882             $  1,134
     Accrued liabilities                                          213                 340                  438
     Compensation and related liabilities                       1,713               2,733                2,178
     Obligations under capital leases                             726               1,159                  940
--------------------------------------------------------------------------------------------------------------
                                                                3,205               5,114                4,690

Obligations under capital leases                                  602                 960                1,368
Convertible notes (note 3)                                      6,592              10,520               11,267

Stockholders' equity:
     Share capital (note 4)                                        38                  61                   57
     Additional paid-in capital                               198,432             316,657              312,035
     Accumulated deficit during the development
       stage                                                 (189,647)           (302,638)            (283,015)
--------------------------------------------------------------------------------------------------------------
                                                                8,823              14,080               29,077
Contingencies (note 7)
--------------------------------------------------------------------------------------------------------------
                                                            $  19,222           $  30,674             $ 46,402
==============================================================================================================

See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited, in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------------------------------------
                                    Three months         Three months        Three months          Nine months
                                           ended                ended               ended                ended
                                       March 31,            March 31,           March 31,            March 31,
                                            2002                 2002                2001                 2002
---------------------------------------------------------------------------------------------------------------
                                           (US$)               (CAN$)              (CAN$)               (CAN$)
                                        (note 5)
Expenses:
     Research and development       $        834         $      1,330         $     3,061          $     4,126
     Research tax credits                   (268)                (427)                  -                 (934)
--------------------------------------------------------------------------------------------------------------
                                             566                 903                3,061                3,192

     General and administrative            1,639               2,616                4,837                7,650
     Depreciation and amortization           901               1,438                  654                4,320
     Write-down of property and
       equipment                             452                 722                    -                1,429
--------------------------------------------------------------------------------------------------------------
                                           2,992               4,776                5,491               13,399

Other expenses (income):
     Loss (gain) on foreign exchange         (25)                (39)                (221)                 745
     Interest expense                        241                 383                  394                1,263
     Interest income                         (36)                (57)                (430)                (574)
     Financing charges                       308                 491                  375                1,598
--------------------------------------------------------------------------------------------------------------
                                             488                 778                  118                3,032
--------------------------------------------------------------------------------------------------------------
Net loss                            $      4,046         $     6,457          $     8,670          $    19,623
==============================================================================================================
Net loss per share:
     Basic and diluted              $       0.10         $      0.16          $      0.23          $      0.50
==============================================================================================================
Weighted average number
   of shares outstanding              39,441,465          39,441,465           38,361,512           38,890,695
==============================================================================================================

----------------------------------------------------------------------------
                                           Nine months                  From
                                                 ended          Inception to
                                             March 31,             March 31,
                                                  2001                  2002
----------------------------------------------------------------------------
                                                (CAN$)                (CAN$)

Expenses:
     Research and development              $     6,373          $    231,982
     Research tax credits                         (113)               (1,372)
----------------------------------------------------------------------------
                                                 6,260               230,610

     General and administrative                 12,119                30,242
     Depreciation and amortization               1,789                10,081
     Write-down of property and
       equipment                                     -                 3,942
----------------------------------------------------------------------------
                                                13,908                44,265

Other expenses (income):
     Loss (gain) on foreign exchange            (1,272)                  396
     Interest expense                            1,893                 3,627
     Interest income                            (1,863)               (2,961)
     Financing charges                          24,299                26,701
----------------------------------------------------------------------------
                                                23,057                27,763
----------------------------------------------------------------------------
Net loss                                  $     43,225          $    302,638
============================================================================
Net loss per share:
     Basic and diluted                    $       1.19          $
============================================================================
Weighted average number
   of shares outstanding                    36,452,585
============================================================================


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited, in thousands of Canadian dollars, except per share amounts)

-----------------------------------------------------------------------------------------------------------------------
                                            Three months         Three months        Three months          Nine months
                                                   ended                ended               ended                ended
                                               March 31,            March 31,           March 31,            March 31,
                                                    2002                2002                 2001                 2002
-----------------------------------------------------------------------------------------------------------------------
                                                   (US$)              (CAN$)               (CAN$)               (CAN$)
                                                (note 5)
Cash flows from operating activities:
     Net loss                                  $  (4,046)          $   (6,457)         $   (8,670)          $  (19,623)
     Adjustment for:
       Compensation costs                            196                  312               2,339                1,028
       Interest on convertible notes                 196                  315                 333                1,024
       Common shares issued for services               -                    -                   -                    -
       Depreciation and amortization                 901                1,438                 654                4,320
       Write-down of property and equipment          452                  722                   -                1,429
       Financing charges                             308                  491                 375                1,598
       Unrealized loss on foreign exchange           (30)                 (49)                399                  911
     Net change in operating assets
       and liabilities                                 4                    6              (2,218)                (557)
-----------------------------------------------------------------------------------------------------------------------
                                                  (2,019)              (3,222)             (6,788)              (9,870)
Cash flows from financing activities:
     Proceeds from issuance of common shares           4                    7                 145                   16
     Principal repayments of capital
          lease obligations                         (179)                (287)               (188)                (874)
     Proceeds from issuance of
       convertible notes, net of issue costs           -                    -                   -                    -
     Share issue expenses                              -                    -                  (4)                   -
     Deposit on subscription of shares                 -                    -                   -                    -
     Cash from the acquisition of a subsidiary         -                    -                   -                    -
-----------------------------------------------------------------------------------------------------------------------
                                                    (175)                (280)                (47)                (858)
Cash flows from investing activities:
     Purchase of commercial papers and
       term deposits                                   -                    -                   -                    -
     Disposal of commercial papers and
       term deposits                                   -                    -              25,931               19,530
     Additions to property and equipment             (64)                (102)             (1,541)                (389)
     Disposal of property and equipment                -                    -                   -                   36
     Deposits                                         20                   32                 419                  182
     Other assets                                      -                    -                   -                    -
-----------------------------------------------------------------------------------------------------------------------
                                                     (44)                 (70)             24,809               19,359
-----------------------------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and
       cash equivalents                           (2,238)              (3,572)             17,974                8,631
     Cash and cash equivalents,
       beginning of period                         9,139               14,585               9,011                2,382
-----------------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents,
       end of period                            $  6,901           $   11,013          $   26,985           $   11,013
-----------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------
                                                   Nine months                  From
                                                         ended          Inception to
                                                     March 31,             March 31,
                                                          2001                  2002
------------------------------------------------------------------------------------
                                                        (CAN$)                 (CAN$)

Cash flows from operating activities:
     Net loss                                        $ (43,225)           $  (302,638)
     Adjustment for:
       Compensation costs                                3,864                  6,256
       Interest on convertible notes                     1,807                  3,149
       Common shares issued for services                     -                217,359
       Depreciation and amortization                     1,789                 10,081
       Write-down of property and equipment                  -                  3,942
       Financing charges                                24,299                 26,701
       Unrealized loss on foreign exchange               1,135                  2,814
     Net change in operating assets
       and liabilities                                  (9,483)                 1,448
-------------------------------------------------------------------------------------
                                                       (19,814)               (30,888)
Cash flows from financing activities:
     Proceeds from issuance of common shares             6,038                 23,153
     Principal repayments of capital
          lease obligations                               (429)                (1,751)
     Proceeds from issuance of
       convertible notes, net of issue costs            48,382                 48,681
     Share issue expenses                                  (40)                (1,138)
     Deposit on subscription of shares                       -                    147
     Cash from the acquisition of a subsidiary               -                    814
-------------------------------------------------------------------------------------
                                                        53,951                 69,906
Cash flows from investing activities:
     Purchase of commercial papers and
       term deposits                                   (67,435)              (233,337)
     Disposal of commercial papers and
       term deposits                                    71,509                232,954
     Additions to property and equipment               (13,093)               (27,045)
     Disposal of property and equipment                      -                     36
     Deposits                                              742                   (600)
     Other assets                                            -                    (13)
-------------------------------------------------------------------------------------
                                                        (8,277)               (28,005)
-------------------------------------------------------------------------------------
     Net (decrease) increase in cash and
       cash equivalents                                 25,860                 11,013
     Cash and cash equivalents,
       beginning of period                               1,125                      -
-------------------------------------------------------------------------------------
     Cash and cash equivalents,
       end of period                                  $ 26,985            $    11,013
-------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and nine-month periods ended March 31, 2002 and 2001 and period from inception (March 2, 1998) to March 31, 2002 (in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Corporation's financial position as at March 31, 2002 and June 30, 2001, its results of operations and cash flows for the three-month and nine-month periods ended March 31, 2002 and 2001 and from inception to March 31, 2002.

     While management believes that the disclosures presented are adequate, these consolidated financial statements and notes should be read in conjunction with the Corporation's Consolidated Financial Statements at June 30, 2001.


1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon's activities are performed through LILT Canada Inc., a wholly-owned subsidiary of the Corporation, in Canada.

     Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, the Corporation opened its 53,000-square-foot facility. This facility serves as the Corporation's headquarters and, when operative, will be a high-volume manufacturing plant. In March 2001, in response to a perceived market downturn for optical circuits, the Corporation re-focused its process from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic devices.

     The Corporation's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Corporation has no current source of revenue. Without raising additional capital, it is unlikely that the Corporation will continue as a going concern. The Corporation plans to seek additional capital through private financing.

                                       4-

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and nine-month periods ended March 31, 2002 and 2001 and period from inception (March 2, 1998) to March 31, 2002 (in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------


2.   PROPERTY AND EQUIPMENT:

     ---------------------------------------------------------------------------------------------------------
                                                                                                March 31, 2002
     ---------------------------------------------------------------------------------------------------------
                                                                             Accumulated              Net book
                                                             Cost           depreciation                 value
     ---------------------------------------------------------------------------------------------------------
     Plant equipment and laboratory installation         $ 23,219              $   8,366             $  14,853
     Leasehold improvements                                 1,787                    454                 1,333
     Office equipment and fixtures                          1,329                    464                   865
     Computer equipment and software                        1,338                    662                   676
     Vehicle equipment                                        183                     88                    95
     ---------------------------------------------------------------------------------------------------------
                                                         $ 27,856              $  10,034             $  17,822
     =========================================================================================================


     During fiscal 2001, Lumenon acquired certain equipment anticipated to be used in production. Subsequently, management concluded that the Corporation required additional time and effort to complete the development of its products and, as a result, commencement of related production activity was delayed.

     Because Lumenon is a development stage enterprise, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established at fair value. In connection therewith, write-offs of $722 and $1,429 on the equipment for which management believes there will be no future use due to technological changes have been recorded during the three-month period and the nine-month period ended March 31, 2002 respectively.

     Fair value is based on information obtained from suppliers and other companies operating in the same field of activity.

     Cost and net book value of plant equipment, laboratory installation and vehicle equipment held under capital leases amount to $3,815 and $2,145, respectively, as at March 31, 2002.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and nine-month periods ended March 31, 2002 and 2001 and period from inception (March 2, 1998) to March 31, 2002 (in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------

3.   CONVERTIBLE NOTES:

     As mentioned in the annual consolidated financial statements and previous quarterly consolidated financial statements, the Corporation closed a financing in July 2000 involving the issuance of convertible notes in the aggregate principal amount of $51,243 (US$35,000). Due to the terms and conditions of the financing, the convertible notes were discounted and are presented net of the debt discount. Amortization is presented under financing charges in the consolidated statements of operations.

     On October 9, 2001, the convertible notes were amended and restated to, among other things, modify the conversion price to US$1.44. The convertible notes with related accrued interest are payable on or before July 25, 2005. Since the date of issuance, a portion of the convertible notes including related interest has been converted into shares of common stock and as at March 31, 2002, $14,442 (US$9,050) of the gross principal amount remains outstanding.

     The convertible notes are secured by present and future movable properties, rights and assets of the Corporation.


4.   SHARE CAPITAL:

     -----------------------------------------------------------------------------------------
                                                                       March 31,      June 30,
                                                                            2002          2001
     -----------------------------------------------------------------------------------------
     Authorized:
     5,000,000 preferred stock, par value
     of US$0.001 per share
     100,000,000 common stock, par value
     of US$0.001 per share

     Issued and outstanding:
     40,984,375 common shares (June 30, 2001: 38,478,905)               $    61        $    57
----------------------------------------------------------------------------------------------

     (a) Issue of shares:

         During the three-month period ended March 31, 2002, the Corporation issued 1,874,161 shares of common stock as a result of the conversion of convertible notes amounting to CDN$3,514 (US$2,699), and 11,667 shares of common stock upon exercise of options for cash consideration of $7. As a result, the Corporation issued during the nine-month period ended March 31, 2002, 2,485,503 shares of common stock in connection with conversion of convertible notes amounting to CDN$4,685, and 19,967 shares of common stock upon exercise of options for cash consideration of $16.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and nine-month periods ended March 31, 2002 and 2001 and period from inception (March 2, 1998) to March 31, 2002 (in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------

4.   SHARE CAPITAL (CONTINUED):

     (b) Stock option plan:

         Changes in outstanding options for the nine-month period ended March 31, 2002 were as follows:

         ---------------------------------------------------------------------------------------------
                                                                                     Weighted average
                                                                Number       exercise price per share
         ---------------------------------------------------------------------------------------------
         Options outstanding, June 30, 2001                  4,935,650
         Granted                                                56,250            $  0.70    (US$0.44)
         Cancelled                                            (656,900)           $ 18.91   (US$11.87)
         ---------------------------------------------------------------------------------------------
         Options outstanding, September 30, 2001             4,335,000
         Granted                                             1,132,500            $  0.82    (US$0.51)
         Cancelled                                             (80,000)           $  7.82    (US$4.91)
         Exercised                                              (8,300)           $  1.09    (US$0.68)
         ---------------------------------------------------------------------------------------------
         Options outstanding, December 31, 2001              5,379,200
         Granted                                               190,000            $  0.64    (US$0.40)
         Cancelled                                            (315,000)           $  6.65    (US$4.17)
         Exercised                                             (11,667)           $  0.62    (US$0.39)
         ---------------------------------------------------------------------------------------------
         Options outstanding, March 31, 2002                 5,242,533
         ---------------------------------------------------------------------------------------------

         At March 31, 2002, 1,191,075 outstanding options were exercisable and 4,051,458 outstanding options vest over a period from one to five years.

5.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at March 31, 2002, which was $1.5958 Canadian dollar per US dollar.

6.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     Non-cash investing and financing activities:

     Acquisition of property and equipment through capital leases is nil for the three-month period ended March 31, 2002 and amounts to $684 for the nine-month period ended March 31, 2002.

     Capital expenditures of $32 are included in accounts payable at March 31, 2002.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)

Three-month and nine-month periods ended March 31, 2002 and 2001 and period from inception (March 2, 1998) to March 31, 2002 (in thousands of Canadian dollars, except per share amounts)
--------------------------------------------------------------------------------

7.   CONTINGENCIES:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Without limiting the foregoing, statements containing the words "believe", "anticipate," "estimate", "expect" and words of similar import, are intended to identify forward-looking statements. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Which May Affect Future Results" and elsewhere in this quarterly report, and in other documents we have filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

         Lumenon is a development stage enterprise that has not realized any material revenues from operations to date.

         During the three-month period ended March 31, 2002, we entered into an agreement with Poly-Scientific, a business unit of Northrop Grumman's Component Technologies sector, to develop and market a Reconfigurable Optical Add/Drop Multiplexer (ROADM) Module. To date, we have not derived any revenues from our relationship with Northrop Grumman.

         Research and Development Expenses. Research and development expenses for the three-month period ended March 31, 2002, net of tax credits and grants, were CDN$903,000 (US$566,000), compared to CDN$3.1 million during the same period in 2001. For the nine-month period ended March 31, 2002, these amounted to CDN$3.2 million, compared to CDN$6.3 million during the same period in 2001.

         The net decrease of CDN$2.2 million or 71% in research and development expenses during the three-month period ended March 31, 2002 compared to the same period in 2001, was primarily due to the decrease of CDN$1.1 million or 81% in spending on materials and supplies, the concentration of our efforts on specific activities, as well as our conservative cash management objective. The decrease of CDN$623,000 or 90% in non-cash compensation cost in research and development also contributed to the decrease. The decrease in non-cash compensation cost is due to the fact that during the quarter ended March 31, 2001, the exercise period of certain options issued to employees under our stock incentive plans was changed from two to five years. Finally, related research tax credits of CDN$427,000 were recorded during the three-month period ended March 31, 2002 and, accordingly, contributed to the decrease in research and development expenses.

         General and Administrative Expenses. The general and administrative expenses were CDN$2.6 million (US$1.6 million) during the three-month period ended March 31, 2002, compared to CDN$4.8 million for the same period in 2001, a decrease of approximately CDN$2.2 million or 46%. General and administrative expenses were CDN$7.7 million (US$4.8 million) during the nine-month period ended March 31, 2002, compared to CDN$12.1 million for the same period in 2001, a decrease of CDN$4.4 million. The decreases during these periods were mainly attributable to a decrease in expenses relating to salaries and consulting fees as a result of the implementation of our restructuring plan at the end of fiscal year 2001. In addition, during the quarter ended March 31, 2001, the exercise period of certain options issued to employees under our stock incentive plans was changed from two to five years.

         The depreciation and amortization and write-down of property and equipment were CDN$2.2 million (US$1.4 million) during the three-month period ended March 31, 2002, compared to CDN$654,000 for the same period in 2001, an increase of approximately CDN$1.5 million or 231%. The depreciation and amortization and write-down of property and equipment were CDN$5.8 million during the nine-month period ended March 31, 2002, compared to CDN$1.8 million for the same period in 2001, an increase of CDN$4.0 million. The increase in depreciation and amortization is the result of the significant investment made in fiscal year 2001 for plant equipment and laboratory installation. In addition, during the three-month period ended March 31, 2002, a write-down on property and equipment was recorded in the amount of CDN$722,000 (US$452,000). In connection therewith, write-offs of $722,000 and $1,429,000 on the equipment for which management believes there will be no future use due to technological changes have been recorded during the three-month period and the nine-month period ended March 31, 2002, and is related to manufacturing equipment acquired during the last fiscal year, which we anticipated being used in production. We subsequently concluded that we needed additional time to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established at fair value under FAS 121 Accounting for Impairment of Long-Lived Assets.

         Other Expenses. Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$778,000 (US$488,000) during the three-month period ended March 31, 2002, compared to CDN$118,000 during the same period in 2001, an increase of CDN$660,000 or 559%. During the nine-month period ended March 31, 2002, other expenses, net of interest income and gain on foreign exchange, amounted to CDN$3 million, compared to CDN$23 million for the same period in 2001, a decrease of CDN$20 million.

         The increase of CDN$660,000 is mainly due to a decrease of interest income recorded during the three-month period ended March 31, 2002 which amounted to CDN$57,000 (US$36,000), compared to CDN$430,000 for the same period in 2001, as a result of a decrease in cash and cash equivalents, commercial papers and term deposits and the decrease of the principal of the convertible notes. Also contributing to the decrease were financing charges and the gain on foreign exchange which amounted to CDN$491,000 (US$308,000) and CDN$39,000 (US$26,000), respectively, for the three-month period ended March 31, 2002, compared to CDN$375,000 and CDN$221,000 for the same period in 2001. The decrease of CDN$20 million was mainly due to the CDN$55,209,000 (US$35,000,000) worth of convertible notes we issued on July 25, 2000. The interest expense portion of other expenses is mainly attributable to the fact that these convertible notes bear interest at 7.5% per annum and the principal decreased by CDN$3.5 million (US $2.4 million) during the last quarter. Moreover, in the quarter ended September 30, 2000, the convertible notes financing agreement created a non-cash financing charge of CDN$21 million. In connection therewith, we have applied APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios") in determining the accounting treatment of the convertible notes. These accounting pronouncements require that we allocate the proceeds from the notes among the notes and the warrants issued pursuant to the convertible notes financing agreement. As a result, the notes have been discounted and the beneficial conversion feature of notes has been recorded as financing charges. As a result of the above expenses, our net loss for the three-month period ended March 31, 2002 was CDN$6.5 million (US$4 million) or CDN$0.16 (US$0.10) per share, compared to CDN$8.7 million or CDN$0.23 per share for the same period in 2001. For the nine-month period ended March 31, 2002 our net loss was CDN$20 million or CDN$0.50 per share, compared to CDN$43 million or CDN$1.19 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, we had cash and cash equivalents and term deposits of CDN$11 million (US$6.9 million) as compared to CDN$22.3 million as of June 30, 2001.

         On October 9, 2001, we agreed with certain of our investors to amend the terms of the July 25, 2000 convertible note financing documents. The convertible notes were amended and restated to provide for a conversion price of US$1.44 per share, to eliminate certain restrictive covenants and to eliminate certain events of default. As security for the repayment of the amended and restated convertible notes, we granted the investors a security interest in all of our present and future moveable property, rights and assets. This security interest is subordinate to any equipment lease financing or purchase money security interest into which we may enter. In addition, the common stock purchase warrants issued in the financing were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants. If the convertible notes and related unpaid interest calculated at the rate of 7.5% per year are not converted into additional common stock upon maturity, on July 25, 2005 we will be required to pay to the investors an aggregate of CDN$14.4 million (US$9 million) plus accrued interest. During the three-month period ended March 31, 2002, the Corporation issued 1,874,161 common shares as a result of the conversion of convertible notes for CDN$3.5 million (US$2.7 million).

         We terminated a number of employees during fiscal 2001. To date, three employees have filed lawsuits claiming damages and other losses related to their severance. The outcome, if any, is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend each lawsuit.

         We expect to devote substantial resources to our research and development efforts and the marketing and manufacturing programs associated with the commercialization of our products. Our funding requirements will depend on numerous factors, including the progress, level and timing of our research and development activities, the status of competitive products and our ability to defend our intellectual property rights. Our cash balance should, in management's estimation, be sufficient to meet our financial needs for at least the next 9 months, excluding unforeseen significant capital expenditures. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities. The sale of additional equity and debt securities may result in additional dilution to our stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results, or we may be forced to cease operations. We have no other significant financial obligations at March 31, 2002, other than operating lease commitments for our premises and equipment and employment agreements.

         We do not believe that inflation has had a significant impact on our results of operations.

CRITICAL ACCOUNTING POLICIES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, Impairment of Long-Lived Assets. Actual results could differ materially from these estimates.

         Impairment of Long-Lived Assets. In fiscal 2001, Lumenon concluded it required additional time and effort to complete the development of its products, and as a result, commencement of production was delayed. In addition, in response to a perceive market downturn for optical circuits, Lumenon re-focused its process of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic devices. As a result, management must use judgment in order to segregate the assets to be used in production from those that will not be used in the future. In establishing recoverable value of property, plant and equipment, management must make estimates about future cash flows to be generated from the sale of the assets. Fair value has been established under FAS121, Accounting for Impairment of Long-Lived Assets and because the Corporation is a development stage enterprise, recoverability is based on information obtained from suppliers and other companies operating in the same field of activities. As a result, a decrease in value of certain equipment will be reflected by a write-down and the equipment for which management believes there will be no future use due to technological changes are written-off.


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

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We have incurred operating losses since our inception and, as of March 31, 2002, had an accumulated deficit of approximately CDN$303 million (US$190 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. As a result, we expect to incur increasing losses over the next several years.

         In addition, we may never become profitable. Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock will decline.

         Our financial statements have been prepared using the generally accepted accounting principles applicable to a going concern. We cannot be certain that we will be able to continue as a going concern.

WE MAY BE UNABLE TO OBTAIN FUNDING TO MEET OUR FUTURE CAPITAL NEEDS, WHICH COULD CAUSE US TO DELAY OR ABANDON SOME OR ALL OF OUR ANTICIPATED SPENDING, CUT BACK OUR OPERATIONS, SELL ASSETS OR LICENSE OUR TECHNOLOGIES TO THIRD PARTIES OR FORCE US TO CEASE OPERATIONS.

         We will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand manufacturing capacity. Additional funding could be unavailable on favorable terms, or not be available at all. If we are unable to obtain sufficient additional funding, we may have to delay or abandon some or all of our anticipated spending, cut back our operations significantly, sell some or all of our assets, license potentially valuable technologies to third parties that we currently plan to commercialize ourselves or be forced to cease operations

         To date, we have received approximately CDN$73 million from third parties through various debt and equity financings. If we borrow more funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, we may need to raise additional capital by issuing additional securities, which could result in additional dilution to our existing stockholders.

SEVERAL OF OUR AGREEMENTS WILL REDUCE THE AMOUNT OF REVENUES THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS AND THIS MAY DECREASE OUR PROFITABILITY.

         To date, we have not had any significant revenues from product sales. Our agreements with Polaroid Corporation, Polyvalor and McGill University require that we pay a royalty based upon our gross sales. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to third parties, which may ultimately lower our gross profit margin.

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

         Our success depends in part on our ability to obtain and maintain patents, protect trade secrets and operate without infringing upon the proprietary rights of others. In the absence of patent and trade secret protection, competitors may adversely affect our business by independently developing and marketing substantially equivalent products and technology and preventing us from marketing our products. It is also possible that we could incur substantial costs in litigation if we are required to defend ourselves in patent suits brought by third parties, or if we are required to initiate litigation against others to protect our intellectual property rights

         We may not be issued patents based on the applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover the products we hope to market. Moreover, legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, such as our patent for the method of "on-substrate cleaving of sol-gel waveguide", or that we may obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

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

         We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers and, therefore, they could stop supplying equipment to us at any time. If the equipment, which any particular supplier provides to us, were to malfunction, we would, at a minimum, experience delays in the shipment of our products and we could be required to find another equipment manufacturer. Delays in shipments could result in the loss of customers and decreases in our revenues.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET.

         On February 14, 2002, we received a letter from The Nasdaq National Market indicating that our common stock had not maintained a minimum closing bid price over the previous thirty consecutive trading days. Under applicable Nasdaq rules, our common stock could be delisted from The Nasdaq National Market if the closing bid price is not at or above US$1.00 for ten consecutive trading days before May 15, 2002. Should our common stock be delisted from The Nasdaq National Market, we may transfer to The Nasdaq SmallCap Market. If delisted from The Nasdaq SmallCap Market, our common stock would be likely traded on the "pink sheets" or the Over-The-Counter Bulletin Board. If our common stock were delisted from The Nasdaq National Market, it could materially adversely affect the market price and liquidity of our common stock and our ability to raise necessary capital.

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

WE HAVE A SIGNIFICANT NUMBER OF OUTSTANDING CONVERTIBLE NOTES, WARRANTS AND OPTIONS, THE EXERCISE OR CONVERSION OF WHICH COULD DECREASE THE PRICE OF OUR COMMON STOCK.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On February 14, 2002, we received a letter from The Nasdaq National Market indicating that our common stock had not maintained a minimum closing bid price over the previous thirty consecutive trading days. Under applicable Nasdaq rules, our common stock could be delisted from The Nasdaq National Market if the closing bid price is not at or above $1.00 for ten consecutive trading days before May 15, 2002. Should our common stock be delisted from The Nasdaq National Market, we may transfer to The Nasdaq SmallCap Market. If delisted from The Nasdaq SmallCap Market, our common stock would be likely traded on the "pink sheets" or the Over-The-Counter Bulletin Board. If our common stock were delisted from The Nasdaq National Market, it could materially adversely affect the market price and liquidity of our common stock and our ability to raise necessary capital.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       EXHIBITS

         The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference.

b)       REPORTS ON FORM 8-K

         None.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002                   LUMENON INNOVATIVE LIGHTWAVE
                                       TECHNOLOGY, INC.


                                       By: /s/ Gary Moskovitz
                                           ----------------------------------
                                       Gary Moskovitz
                                       President and Chief Executive Officer
                                       (Acting Principal Financial Officer)

                                INDEX TO EXHIBITS


Exhibit No:      Description
-----------      -----------

10.1 Employment agreement between LILT Canada, Inc. and Dr. Mark P. Andrews, dated February 27, 2002