Form 10-K
period 2002-06-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2002-09-30
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                        Commission File number 000-27977

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      Delaware                                    98-0213257
           (State or Other Jurisdiction of                     I.R.S. Employer
           Incorporation or Organization)                    Identification No.)

8851 Trans-Canada Highway, St-Laurent, Quebec, Canada              H4S 1Z6
      (Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code: (514) 331-3738

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $0.001 Par Value
                                                        (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, as of September 20, 2002, based on the last sale price of the registrant's common stock at the close of business on September 20, 2002, was US$5,396,812. The registrant has no non-voting stock. There were 41,145,197 shares of common stock, US$0.001 par value, of the registrant outstanding as of September 20, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders scheduled to be held on December 11, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

                                   TRADEMARKS

      Lumenon(TM) and PHASIC(TM) are trademarks of Lumenon Innovative Lightwave Technology, Inc. Other product, company or organization names cited in this Annual Report on

Form 10-K may be service marks, trademarks or trade names of their respective companies or organizations.

                                TABLE OF CONTENTS

PART I...............................................................................       1

   Item 1.      Business.............................................................       1

   Item 2.      Properties...........................................................       7

   Item 3.      Legal Proceedings....................................................       8

   Item 4.      Submission of Matters to a Vote of Security Holders..................       8

PART II..............................................................................       9

   Item 5.      Market for Registrant's Common Equity and Related Stockholder
                Matters..............................................................       9

   Item 6.      Selected Financial Data..............................................      10

   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................      12

   Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...........      28

   Item 8.      Financial Statements.................................................      29

   Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................      29

PART III.............................................................................      30

   Item 10.     Directors and Executive Officers of the Registrant...................      30

   Item 11.     Executive Compensation...............................................      30

   Item 12.     Security Ownership of Certain Beneficial Owners and Management.......      30

   Item 13.     Certain Relationships and Related Transactions.......................      30

   Item 14.     Controls and Procedures..............................................      30

PART IV..............................................................................      31

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....      31

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

      Lumenon is a development stage photonics technology company engaged in the design, development and building of optical components and devices in the form of compact hybrid glass circuits on silicon chips for equipment providers in the telecommunications, data communications and cable television markets. Our core competencies include optical design, materials development and processing and packaging for enhanced device integration and performance. Our original photonic hybrid active silica integrated circuit process technology has been trademarked under the name PHASIC(TM) to encapsulate the concept of an end-to-end technology platform ranging from design and materials science through manufacturing. Our primary goal with respect to PHASIC(TM) is to complete the development of PHASIC(TM) so that products can be manufactured and sold on a commercial basis.

LUMENON HISTORY

      We were incorporated in Delaware in February 1996 under the name WWV Development, Inc. In July 1998, we acquired all of the issued and outstanding shares of Lumenon Innovative Lightwave Technology, Inc., a Canadian corporation, now called LILT, which was founded in March 1998 by Dr. Iraj Najafi and Dr. Mark
P. Andrews. Upon consummation of the acquisition, we changed our name from WWV Development, Inc. to Lumenon Innovative Lightwave Technology, Inc. Our common stock is currently listed on The Nasdaq SmallCap Market under the symbol "LUMM".

      Since inception, Lumenon has been engaged in the research and development of its technology platform and the construction of its optical components manufacturing facility. Investments and costs have been financed mainly through various debt and equity financings. As of June 30, 2002, since inception we have raised CDN$71.6 million through convertible notes, debt and equity financings.

INFRASTRUCTURE

      Lumenon is located in a "photonics corridor" which consists of clusters of photonics companies in the eastern seaboard of the United States and Canada, including Montreal and Ottawa, where Nortel Networks Corp. and JDS Uniphase Corp. are principally headquartered. We are adjacent to five universities in Montreal, where we make use of selected laboratories provided by the universities to supplement our research and engineering development activities. Over the past eighteen months, we have also invested significant effort and resources to establish and maintain our photonics facility to conduct our research, development and production.

      Being based in Quebec, Canada, we are able to take advantage of Canadian provincial and federal research and development tax incentive programs including, on the provincial level, 20% refundable tax credits on salaries of employees involved in research and development.

      At the heart of our 53,000 square-foot building in St. Laurent (Montreal, Quebec) is 13,000 square-feet of class 100 and class 10,000 "clean room" space. This space hosts our materials research, formulation, micro-fabrication, and packaging activities. A further 2,500 square-foot laboratory is dedicated to core programs such as advanced optics and opto-electronics research, reliability testing for materials and devices, as well as materials characterization services.

      Recognizing the importance of reliability engineering in the development and manufacturing of optical devices, we have developed our own reliability testing laboratories which we believe will allow Lumenon to duplicate both Telcordia and customer test requirements and accelerate certification test cycles.

CORE COMPETENCIES

      The development of optical components is a complex process requiring deep technical knowledge in chemistry, micro-fabrication, optical design, mechanical/packaging design and reliability engineering. To date, Lumenon has successfully developed strong departmental expertise in materials science, micro-fabrication, optical design, mechanical/packaging design and reliability engineering. We are also developing the expertise in opto-electronics needed to produce what we believe will be next generation hybrid products.

INDUSTRY SNAPSHOT/MARKET SECTORS

      The success of our business is dependent upon product sales to telecommunications network system providers. These providers, in turn, are dependent for their business upon orders for fiber optic systems from telecommunications carriers. Business fluctuations affecting service providers and their telecommunication carrier customers have affected and will continue to affect our business. We are currently in a period of industry-wide overcapacity and declining demand for our products, with systems providers continuing to scale back on deployment and equipment manufacturers relying on component inventories to meet reduced demand.

      Although network deployments were severely curtailed in the years ended June 30, 2001 and 2002, some network deployment activity continues - but driven by new industry criteria, like cost-reduction and enhanced product performance to improve quality of service and reduce provisioning time and operating expenses. These criteria continue to drive improvements in optical systems, such as the development of Reconfigurable Optical Add/Drop Multiplexers (ROADM) equipped with remotely controllable optical switching features. Carriers today are challenged when it comes to "service-on-demand". They incur significant expense every time there is a request to provide a new wavelength through the network. Not only must every internode of the network be manually reconfigured, but every amplification and retransmission point must be recalibrated and re-equalized. The next generation of Dense Wavelength Division Multiplexing
(DWDM) will likely be designed with Variable Optical Attenuation Multiplexer
(VMUX), Optical Channel Monitor (OCM) and switch functionality, allowing carriers to do system configuration remotely and avoiding time-consuming "truck rolls" through the network.

      RHK Inc. and Communication Industry Researchers Inc. (CIR) suggest that positive growth in deployment of new optical systems will be stimulated by three factors: 1) exhaustion of excess inventory; 2) conclusion of "fire-sales" of used equipment from defunct competitors; and 3) a plateau in capacity of present networks.

      Communications technologies have altered how consumers and corporations communicate, retrieve information, transfer data, make purchases or use audio, video and interactive services. Despite the market downturn, rising internet traffic, the proliferation of wireless technology, and the adoption of data intensive applications on telecommunications and cable networks continue to drive the global demand for bandwidth. Optical fiber deployment has increased in response to this pressure, and dense wavelength division multiplexing has emerged as the method of choice to enhance the capacity of fiber to transport information. This market broadly segments into the domains of long-haul, metropolitan/core and metropolitan/access.

      THE LONG-HAUL MARKET is dominated by a select group of trans-national and global carriers that includes companies like Sprint, Quest and WorldCom. It spans both regional and extended geographic distances (up to thousands of kilometers). Long-haul networks connect to metropolitan area networks to create a "global" connectivity among regional domains. The primary use of these networks is to carry capacity from one metropolitan area to another. Customers in this market segment are very sensitive to equipment performance, capacity and scalability, but less sensitive to cost and volume.

      THE METROPOLITAN/CORE MARKET is characterized by networks spanning distances of up to hundreds of kilometers. This market typically involves large, concentrated metropolitan areas. Metropolitan core networks bridge the space between long-haul and metropolitan access networks, connecting enterprise/private customers in access networks with long-haul service provider networks. This domain is today's communication network bottleneck. It relies heavily on single wavelength point to point activity transported on single mode fiber. The complexity of these networks results from the large number of different protocols that must be handled and the need to provide and manage customer services quickly. In this market, customers are driven by performance, scalability and added functionality (value added to reduce operational cost). Customers here are more sensitive to cost and volume than their long-haul counterparts.

      THE METROPOLITAN/ACCESS MARKET is characterized by the widest range of data transmission protocols and infrastructure. Its networks connect the edge of the metropolitan core with the end users. These networks have a high percentage of transient use that requires the capability to offer very low to very high wavelength channel capacities. This emerging market segment is driven by cost, scalability and volume, and is thought to be less sensitive to performance.

METROPOLITAN MARKET GROWTH

      To date, long-haul networks have been the growth opportunities for optical systems and their respective optical components. Though the long-haul market has experienced significant expansion, we believe it is the metropolitan core and access markets that will evolve at a more substantial rate and eventually dominate the optical communications marketplace. This growth will be stimulated by the increased allocation of existing bandwidth to the end-user in metropolitan areas.

      The deployment of new "last-mile" copper technologies such as Digital Subscriber Lines (DSL) and cable modems enhances network access. In turn, access drives demand for bandwidth that impacts throughout the network. End-user demand for bandwidth will in part hinge upon the ability of a given service provider to offer competitively priced services. However, it is the system providers who are expected to provide efficient transport of communications at all network levels, running from the " big pipe" in long-haul down to the "little pipe" through the last mile that connects end-users to the network.

THE LUMENON PLAN

      INITIAL PRODUCT OFFERING. Our plan of operations for the fiscal year ending June 30, 2003 is to continue to develop our Array Waveguide Grating (AWG) optical chip - a fundamental element of any integrated optics product solution - and to aggressively engage the planar optical components market by fully leveraging the monolithic and hybrid optical and opto-electronic integration of our material platforms. Initially we are producing 16 Channel, 100 GHz DWDM sample devices for evaluation and, in alliance with Poly-Scientific (a division of Northrop Grumman), developing a small footprint ROADM for optical channel assignment. In response to an industry call for increased "optical intelligence" for networks, we are also working with Poly-Scientific on the development of an Optical Channel Monitor (OCM), designed to be the first monitoring product to accommodate both optics and electronics in the same small package.

      MID-TERM PRODUCT OFFERING. In addition to these initial products, we intend to expand our portfolio over the next few years to include:

      - Low-cost metropolitan products (including 200 GHz & 400 GHz DWDM, Coarse Wavelength Divisional Multiplexing, Splitters & Couplers);

      - Higher performance devices with higher channel count and tighter channel spacing (including 32 & 40-channel with 50 GHz and 25 GHz channel spacing);

      - Increased device functionality (including variable optical attenuator, interleavers, splitters/couplers tunable filters, thermal optic switch); and

      - Increased levels of integration (including VMUX, dynamic gain flattening filters, optical add/drop multiplexer).

STRATEGIC CONSIDERATIONS

      We believe that the PHASIC(TM) process, combined with our advanced material design capabilities, our manufacturing facility and our dynamic and innovative management and technology teams, position us to become one of the future market leaders in delivering Planar Lightwave Circuit (PLC) solutions to the global communications market. Our key advantages include:

      INNOVATIVE MATERIALS SCIENCE. Lumenon may be unique in the industry in having its own materials science facility for research and development with an emphasis on specialty optical glasses and processes for PLCs. Lumenon has developed capabilities that allow it to build devices out of a broad range of photonic glasses, including silica, spin-on silicon oxides (silsesquioxanes), sol-gel derived silica, hybrid organic polymer-modified silica, and organic polymers. Each material fabric has identifiable strengths. These strengths are enhanced by juxtaposing different, but complementary, material sets.

      "SMART" PHOTONIC DEVICES FROM "SMART" MATERIALS. Our process is capable of developing "tunable materials", "smart materials", and "smart photonic devices". We believe that smart devices may ultimately offer technical and commercial advantages (fewer parts, reduced or no electronic control, polarization control). We believe that we are among the first to target smart devices for the development of integrated optics. We are currently developing "smart" thermal optical chips that have the potential to eliminate the need for electronic temperature control, or ease the requirements for active thermal management of some optical chip functions.

      INNOVATIONS IN PACKAGING. Over the last year we have invested in the development of advanced testing and packaging solutions by developing relationships with third parties.

EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers and their respective ages, as of September 25, 2002, are as follows:

Name                                     Age      Positions
----                                     ---      ---------
Gary Moskovitz.......................    55       President, Chief Executive Officer, Acting Chief
                                                  Financial Officer, Secretary and Director
Dr. Mark P. Andrews..................    51       Co-founder, Vice President, Chief Technical
                                                  Officer and Director

         Gary Moskovitz has served as our President and Chief Executive Officer and a director since May 2001 and as our Secretary since June 2001. He has also served as our acting Chief Financial Officer since May 2001. Before joining us, Mr. Moskovitz served as President and Chief Executive Officer of Helisys, Inc., a company in the rapid prototyping systems industry, from 1998 to 2000. Mr. Moskovitz was Executive Vice President and Chief Operating Officer of Quintar Corporation, a company in the electronic printing and networked image server industry, from 1992 to 1998.

         Dr. Mark P. Andrews has served as our Vice President and Chief Technical Officer and as a director since 1998. From 1998 to June 2001, Dr. Andrews also served as our Secretary. Dr. Andrews served as an Associate Professor in the Department of Chemistry at McGill University from 1990 to 2000. Dr. Andrews is also a member of the Materials Research Society and the International Society for Optical Engineers.

EMPLOYEES

         In the fourth quarter of the fiscal year ended June 30, 2001, we announced a restructuring plan designed to better align our cost structures with continued adverse market conditions, that resulted in reductions in our headcount by approximately 25%.

         In August 2002, we announced a temporary layoff of 37 employees. Of the 50 people we employed as of August 30, 2002, not including those individuals subject to the temporary layoff, 16 were employed in engineering, test and manufacturing, 19 were employed in research and development and the remainder were employed in sales, marketing and administration.

INTELLECTUAL PROPERTY

         We regard much of our intellectual property as proprietary to us and rely on a combination of patent, trade secret, copyright and trademark law, as well as contracts with third parties, to establish and maintain proprietary rights in our technology and products. We are the co-owner of a United States patent and a pending provisional patent application relating to our technology. There can be no assurance that our patent application, or any others that may be filed in the future, will issue, or that upon issuance, the patents will not be challenged or invalidated. In addition, while we intend to vigorously protect our rights, there can be no assurance that any such measures will be successful. We own a number of registered trademarks, including Lumenon and PHASIC, and have trademark applications pending in the United States.

         All of our scientists and engineers have executed confidentiality and assignment of invention agreements. In addition, prior to disclosing confidential information to third parties, we generally require the third party to sign confidentiality or other agreements restricting the use and disclosure of our confidential information.

MATERIAL AGREEMENTS

         Lumenon and Poly-Scientific (a division of Northrop Grumman) signed an agreement on March 15, 2002, which defines a framework for co-operation in the joint development and marketing of a ROADM. Pursuant to the agreement, the parties agreed to collaborate to define, develop and introduce various versions of the ROADM to market. In addition, Lumenon and Poly-Scientific have agreed to the joint development and marketing of an OCM. The OCM will be incorporated into the ROADM and will be available as a stand-alone product.

COMPETITION

         A large number of component suppliers produce optical components for DWDM and Coarse Wavelength Division Multiplexing (CWDM) networks in the market. A partial list of suppliers include JDS Uniphase Corp., Gould Fiber Optics, Corning OCA, NTT Electronics Corporation Wave Splitter, Lightwave Microsystems Corp. and Bookham Technology plc. In addition, several equipment providers, such as Lucent Technologies, Inc., Alcatel SA, Cisco Systems, Inc., Nortel Networks Corp., NEC Corp. and Fujitsu Limited, have divisions or companies which produce optical components. We expect competition to increase in the future from existing competitors and from companies that may enter our markets with solutions that may be less costly or provide better performance or features. To be successful, we must continue to respond promptly and effectively to changing customer preferences, feature and pricing requirements, technological change and competitors' innovations.

         Many of our potential customers have substantial technological capabilities and financial resources. These customers may currently be developing, or may in the future decide to develop or acquire, products or technologies that are similar to or may be substituted for our products. This may diminish purchases of our products. A number of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical, marketing and other resources than we have. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products. In addition, current and potential competitors may determine, for strategic reasons, to consolidate, to lower the price of their products substantially or to bundle their products with other products, thereby increasing competition for our products. Current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

         We believe that our ability to compete successfully depends on a number of factors, both within and outside of our control. These factors include:

         - the price, performance and quality of our products and those of our competitors;

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

ITEM 2.  PROPERTIES

         We currently lease 53,427 square feet in St-Laurent (Montreal, Quebec), Canada where both our corporate headquarters and our manufacturing and processing facilities are located. Our manufacturing facility features materials preparation, fabrication, packaging, optical test and quality control facilities for our products. Our processing facilities include modified semiconductor processing equipment, such as lithography, etching, and analytical measurement and control equipment.

ITEM 3.  LEGAL PROCEEDINGS

         We are the subject of two lawsuits in the Quebec Superior Court by two former employees, one of which was filed on August 8, 2001 claiming illegal dismissal and seeking damages in the amount of CDN$256,917.00 and the right to exercise options for 75,000 shares of common stock, and one of which was filed on August 15, 2001 claiming dismissal without cause and seeking damages in the amount of CDN$145,350.02. While we are unable to predict the outcome of these lawsuits at this time, we believe that the lawsuits are without merit and intend to vigorously defend these lawsuits. We recently settled a third lawsuit by a former employee.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002 through the solicitation of proxies or otherwise.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has been quoted on The Nasdaq SmallCap Market under the symbol "LUMM" since June 7, 2002. From July 27, 1998, the day on which trading in our common stock commenced, through January 19, 2000, our common stock was quoted on the OTC Bulletin Board. From January 20, 2000 to March 9, 2000, pending the effectiveness of our registration statement on Form 10, trading in our common stock was reported by the National Quotation Bureau on the pink sheets. From March 10, 2000 through April 12, 2000, our common stock was quoted on the OTC Bulletin Board. From April 13, 2000 through June 6, 2002, our common stock was traded on The Nasdaq National Market. The following table sets out in US dollars the high and low bid prices of our common stock for the two most recent fiscal years.

Fiscal Year Ended June 30, 2001                                              High                Low
                                                                             ----                ---

First Quarter ended September 30, 2000.............................        US$28.94              US$14.38
Second Quarter ended December 31, 2000.............................        US$16.06              US$ 4.03
Third Quarter ended March 31, 2001.................................        US$ 8.63              US$ 1.69
Fourth Quarter ended June 30, 2001.................................        US$ 2.56              US$ 0.50

Fiscal Year Ended June 30, 2002

First Quarter ended September 30, 2001.............................        US$ 0.75              US$ 0.27
Second Quarter ended December 31, 2001.............................        US$ 1.60              US$ 0.30
Third Quarter ended March 31, 2002.................................        US$ 0.84              US$ 0.19
Fourth Quarter ended June 30, 2002.................................        US$ 0.55              US$ 0.17

HOLDERS OF COMMON STOCK

         On September 27, 2002, there were 136 holders of record of our common stock.

DIVIDENDS

         We have not paid and do not intend to pay cash dividends on our common stock. We currently intend to reinvest earnings, if any, in the development and expansion of our business, and therefore do not anticipate paying any cash dividends in our common stock for at least the next fiscal year.

SALES OF UNREGISTERED SECURITIES

         We did not issue any unregistered securities during the fourth quarter of the fiscal year ended June 30, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data for the periods indicated, which has been derived from our consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States that have been audited by KPMG LLP, Montreal, Canada, for the periods ended June 30, 2002, June 30, 2001, June 30, 2000, June 30, 1999 and from inception to December 31, 1998. Also included in this Annual Report on Form 10-K are financial statements including a consolidated balance sheet for the periods ending June 30, 2002 and 2001, and a consolidated statement of operations for the periods ending June 30, 2002 , 2001 and 2000. The data set forth below should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

         We changed our fiscal year end from December 31 to June 30, effective in 1999.

         Our functional and reporting currency is the Canadian dollar. For convenience, our most recent financial information has also been presented in US dollars. The US dollar figures in items 6 and 7 are converted from the Canadian dollar using the noon buying rate for cable transfers in New York City in foreign currency as certified by the Federal Reserve Bank of New York as of June 28, 2002 of CDN$1.5190 per US$1.00.

ACCOUNTING STANDARDS/PRACTICES

         With respect to the consolidated financial statements for the years ended June 30, 2002 and 2001, the audit was conducted in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended June 30, 2000, the audit was conducted in accordance with Canadian generally accepted auditing standards.

         In our auditor's opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as at June 30, 2002 and June 30, 2001 and the consolidated results of its operations and cash flows for the years ended June 30, 2002, 2001 and 2000 and for the period from inception (March 2, 1998) to June 30, 2002, in accordance with United States generally accepted accounting principles.

                             SELECTED FINANCIAL DATA
               (In thousands of dollars, except per share amounts)


                                         JUNE 30,        JUNE 30,       JUNE 30,        JUNE 30,       JUNE 30,   DECEMBER 31,
                                             2002            2002           2001            2000           1999           1998
                                            (US$)          (CAN$)         (CAN$)          (CAN$)         (CAN$)         (CAN$)
CONSOLIDATED BALANCE SHEET DATA


Current Assets                        $     5,450    $     8,277     $    24,363    $     6,059     $     2,045    $       553
Property and Equipment                     10,793         16,395          21,257          4,603           1,493              -
Total Assets                               16,759         25,456          46,402         12,200           3,547            553
Current Liabilities                         2,586          3,925           4,690          1,607           1,003            119
Convertible Notes                           6,974         10,594          11,267              -               -              -
Obligations under capital                     438            666           1,368            279               -              -
leases
Stockholders' Equity                        6,761         10,271          29,077         10,314           2,545            434

                                              FISCAL YEAR    FISCAL YEAR   FISCAL YEAR    FISCAL YEAR    SIX MONTHS           FROM
                                                    ENDED          ENDED         ENDED          ENDED         ENDED   INCEPTION TO
                                                 JUNE 30,       JUNE 30,      JUNE 30,       JUNE 30,      JUNE 30,   DECEMBER 31,
                                                     2002           2002          2001           2000          1999           1998
                                                    (US$)         (CAN$)        (CAN$)         (CAN$)        (CAN$)         (CAN$)
CONSOLIDATED STATEMENT OF OPERATIONS DATA

Research & Development                        $     2,684   $     4,077    $     8,276   $218,968(2)    $       162    $        12
   Expenses (1)
General & Administrative (3)                       11,020        16,739         25,093         4,914            569            290
Other Expenses (Income) (4)                         2,023         3,073         25,047         (320)             18           (14)
                                              -----------   -----------    -----------   -----------    -----------    -----------
Net Loss                                           15,727        23,889         58,416       223,562            749            288
                                              ===========   ===========    ===========   ===========    ===========    ===========
Loss Per Share                                $      0.40   $      0.61    $      1.58   $      8.80    $      0.04    $      0.02
   Basic and Diluted (5)

-----------------------------

(1)  Amounts shown are net of tax credits and grants.

(2) In 2000, we recorded an amount of CDN$217,359 as a result of the issuance of common stock to Molex Incorporated in exchange for services received under the terms of a Teaming Agreement (see note 7(a) to our consolidated financial statements).

(3) Includes depreciation of CDN$5.7 million (US$3.8 million) for 2002 compared to CDN$4.9 million for 2001 and a write-down of property and equipment of CDN$1.5 million (US$975,000) for 2002 compared to CDN$2.5 million for 2001.

(4) Including interest expense of CDN$1.6 million (US$1.1 million) in 2002 and CDN$2.3 million in 2001, financing charges of CDN$2 million (US$1.3 million) in 2002 and CDN$25.1 million in 2001, interest income of CDN$636,000 (US$418,000) in 2002, CDN$2.1 million in 2001, and lost on foreign exchange of CDN$80,000 (US$53,000) in 2002, compared to CDN$278,000 gain on foreign exchange in 2001.

(5) For the five periods presented, Lumenon had a weighted average of 39,412,693, 36,957,777, 25,415,601, 17,480,967 and 14,972,188 issued and outstanding shares, respectively. We have never paid dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" and the financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

OVERVIEW

      Lumenon changed its fiscal year end from December 31 to June 30, effective in 1999. From inception (March 2, 1998) to December 31, 1998, activities were oriented towards the organization of Lumenon. During the six-month period ended June 30, 1999, key activities included certain financial arrangements entered into in connection with the construction of our pilot plant in Dorval, Quebec, Canada and the acquisition of related capital assets.

      For the purpose of this Management's Discussion and Analysis, 2002 refers to the fiscal year ended June 30, 2002, 2001 refers to the fiscal year ended June 30, 2001 and 2000 refers to the fiscal year ended June 30, 2000.

RECENT DEVELOPMENTS

      In August 2002, we announced a temporary layoff of 37 employees. Of the 50 people we employed as of August 30, 2002, other than the individuals subject to the temporary layoff, 16 were employed in engineering, test and manufacturing, 19 were employed in research and development and the remainder were employed in sales, marketing and administration. We expect to incur an accounting charge in connection with this layoff. However, the magnitude and timing of the accounting charge will depend upon the duration of the layoff. If the layoff exceeds six months, we estimate that under Quebec law we would be obligated to make severance payments of up to CDN$1.2 million (US$775,400) in the aggregate.

      Under the terms of a common stock purchase agreement dated as of August 14, 2002, Lumenon has the option to receive a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw-downs of funds. The draw-downs are subject to certain limitations and the fulfillment of certain conditions, including a provision which limits the investor's holdings to 9.999% of the outstanding shares of Lumenon common stock at any given time and the receipt of stockholder approval for draw-downs which will result in the issuance of common stock in excess of 19.9% of the common stock issued and outstanding as of the date of the agreement. These limitations and conditions will limit the amount which Lumenon may draw down from time to time.

      The price of the shares of common stock to be issued to the investor will be based on a discount of 8% to 13% of the volume weighted average price of the common stock during the draw-down period as defined in the agreement. Lumenon has no obligation to draw down the full amount of the commitment.

      In connection with this agreement, Lumenon issued warrants to the investor to purchase 280,000 shares of Lumenon's common stock at an exercise price of $0.21 per share.

FINANCIAL HIGHLIGHTS IN 2002

      On October 9, 2001, we agreed with certain of our investors to amend the terms of the documents related to our July 25, 2000 convertible note financing. The convertible notes were amended and restated to provide for a fixed conversion price of US$1.44 per share, to eliminate certain restrictive covenants and to eliminate certain events of default. As security for the repayment of the amended and restated convertible notes, we granted the investors a security interest in all of our present and future moveable property, rights and assets. This security interest is subordinate to any equipment lease financing or purchase money security interest into which we may enter. In addition, warrants to purchase an aggregate of 5,000,800 shares of common stock issued in the financing were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants. During the year 2002, CDN$4.3 million (US$2.9 million) of principal (net of debt discount) and accrued interest of the convertible notes was converted into 2,485,503 shares of common stock.

      On March 15, 2002, we entered into agreements with Poly-Scientific, a division of Northrop Grumman's Component Technologies sector, to develop and market a ROADM module and to jointly develop and market an optical channel monitor. During the fourth quarter of 2002, we met a milestone under the agreements by delivering our first samples to Northrop Grumman. To date, we have not derived any revenues from our relationship with Northrop Grumman.

RESULTS OF OPERATIONS

      Lumenon is a development stage enterprise which has not realized any revenues from operations.

RESEARCH AND DEVELOPMENT EXPENSES

COMPARISON OF 2001 TO 2002

      Research and development expenses net of tax credit, decreased from CDN$8.3 million in 2001 to CDN$4.1 million (US$2.7 million) in 2002, a decrease of CDN$4.2 million or 51%. This decrease was principally due to reduced spending on materials and supplies for research and development activities of CDN$2.5 million, resulting from the consolidation of the research and development facility in Dorval with our headquarters and manufacturing center in St-Laurent, in August 2001. During 2001, we extended the exercise period for certain outstanding options and reduced senior management functions and employee headcount, resulting in the cancellation of certain outstanding options. As a result, non-cash stock based compensation cost decreased from CDN$1 million in 2001 to CDN$193,00 (US$127,000) in 2002, a decrease of CDN$837,000 or 81%. We recorded research tax credits of CDN$954,000 (US$628,000) in 2002, compared to CDN$113,000 in 2001, an increase of CDN$841,000. As a result of a final tax assessment for 1999 by Canadian federal and provincial taxation authorities and the finalization of our 2001 research and development grant, a credit of CDN$582,000 was recognized in 2002.

COMPARISON OF 2000 TO 2001

      Research and development expenses decreased from CDN$219 million in 2000 to CDN$8.3 million in 2001, a decrease of CDN$210.7 million. This decrease was principally due to a CDN $217.4 million non-cash expense recorded during 2000, which resulted from the issuance of shares of our common stock in consideration of certain services rendered by Molex under the terms of a teaming agreement with Molex pursuant to which we had agreed to jointly develop dense wavelength division multiplexing products. The decrease resulting from a non-cash expense related to stock issuances was partially offset by an increase in the size of our research and development team during 2001 by 22 additional people, resulting in an expense of approximately CDN$574,000. The modification of the exercise period of certain outstanding options granted under our stock option incentive plan from two to five years and the grant of options with a below market value exercise price to certain consultants created a total non-cash compensation expense of CDN$4.9 million, of which CDN$1.0 million was recorded under research and development expenses. There was no significant expense of this nature in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

COMPARISON OF 2001 TO 2002

      The general and administrative expenses were CDN$25.1 million in 2001 and CDN$16.7 million (US$11 million) in 2002, a decrease of CDN$8.4 million or 33%. During the fourth quarter of 2001, we reduced our workforce and consolidated our facilities in an effort to align our cost structure with prevailing market conditions and to create a more flexible and efficient organization. The decrease in our general and administrative expenses was mainly attributable to the reduction of expenses associated with a restructuring that included a 25% reduction in staff at the end of the fiscal year 2001. As a result, for 2002, salaries, fringe benefits and non-cash compensation decreased by CDN$3.9 million or 47%. Professional fees also contributed to the decrease with a reduction of CDN$2.5 million or 57%. However, depreciation charges increased by CDN$796,000 or 16% during 2002. During the fiscal year ended June 30, 2001, we acquired certain equipment anticipated to be used in production. Subsequently, we concluded that we needed additional time and efforts to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value under Statements of Financial Accounting Standards, known as SFAS, No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and a write-down of CDN$2.5 million recorded during 2001. In conjunction with this matter, we recorded an additional write-down of CDN $1.5 million during 2002.

COMPARISON OF 2000 TO 2001

      The general and administrative expenses were CDN$4.9 million in 2000 and CDN$25.1 million in 2001, an increase of CDN$20.2 million. The increase was mainly attributable to expenses associated with the hiring of 13 administrative employees and the movement of our headquarters to a new facility in St-Laurent (Montreal, Quebec), Canada. As a result of our growth, the depreciation charges increased by CDN$4.0 million during 2001. In addition, during 2001, we acquired certain equipment anticipated to be used in production. Subsequently, we concluded that we needed additional time and efforts to complete the development of our initial product and, as a result, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established on fair value under SFAS, No. 121 and a write-down of CDN$2.5 million was recorded during 2001. Finally, part of the increase in general and administration expenses resulted from a CDN$3.9 million non-cash compensation expense, arising from the modification of the terms of outstanding options granted under our stock option incentive plan to our general and administrative staff and the grant of certain options with a below market value exercise price.

      For the fiscal period ending June 30, 2003 and moving forward we will comply with the Statement of Financial Standards known as SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Assets) and SFAS 146 (Accounting for Obligations Associated with Disposal Activities).

OTHER EXPENSES OR INCOME

COMPARISON OF 2001 TO 2002

      Other expenses was CDN$25.0 million in 2001 compared to CDN$3.1 million (US$2.0 million) in 2002, a decrease of CDN$21.9 million or 88%. The decrease is primarily attributable to financing charges related to the beneficial conversion feature of the convertible notes issued on July 25, 2000 and the amortization of the debt discount, a non-cash expense totaling CDN$2.0 million (US$1.3 million) for 2002 compared to CDN$25.1 million for 2001. In addition, the interest expense on the convertible notes amounted to CDN$1.6 million (US$1.1 million) in 2002 compared to CDN$2.3 million in 2001. Our interest income also decreased in 2002 to CDN$636,000 (US$419,000) from CDN$2.1 million, a decrease of CDN$1.5 million or 70% due to the decrease in our cash and short-term investments. Finally, we recognized a loss on foreign exchange of CDN$80,000 (US$53,000) in 2002 compared to a gain of CDN$278,000 in 2001.

COMPARISON OF 2000 TO 2001

      Other income was CDN$320,000 in 2000 compared to other expenses of CDN$25.1 million in 2001, an increase in expenses of CDN$25.4 million. The increase in expenses is primarily attributable to financing charges related to the beneficial conversion feature of the convertible notes issued on July 25, 2000 and the amortization of the debt discount, a non-cash expense totaling CDN$25.1 million. In addition, the interest expense on the convertible notes amounted to CDN$2.1 million in 2001. The interest income and the gain on foreign exchange also increased in 2001 by CDN$2.0 million due to an increase in cash and short-term investments from equity and debt financing during 2001. In 2000, other income of CDN$320,000 resulted mainly from interest income and gain on foreign exchange.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

      During the 18 month period ended June 30, 1999, we had been engaged in capital raising, developmental and organizational activities and the construction of our pilot plant in Dorval, Quebec, Canada. In 2000 and 2001, we made significant investments in staffing and equipment. These investments and costs have been financed mainly through proceeds from private placements, the exercise of warrants issued in such private placements and the exercise of stock options. As at June 30, 2002, we had cash and cash equivalents and commercial papers and term deposits of CDN$7.0 million (US$4.6 million) as compared to CDN$22.3 million as of June 30, 2001.

      We do not believe that inflation has had a significant impact on our results of operations.

      Cash flows generated from investing activities were CDN$12.7 million (US$8.4 million) for 2002 compared to utilization of CDN$37.1 million in 2001. These cash flows were mainly derived from disposal of commercial papers and term deposits in order to support our operations in St-Laurent (Montreal, Quebec), Canada, our headquarters and manufacturing center. This includes investments of CDN$878,000 (US$578,000) in property and equipment.

      Cash flows used in financing activities amounted to CDN$1.1 million (US$755,000) for 2002, resulting from repayments of obligations under capital leases. During 2001, cash flows of CDN$53.6 million were mainly generated from the issuance of convertible notes and common stock. Funds raised through our financing activities in 2001 were partially offset by operating expenses amounting to CDN$15.2 million and the acquisition of property and equipment for CDN$22.2 million.

      If the remaining principal of the convertible notes and unpaid interest calculated at the rate of 7.5% are not converted into additional common stock upon maturity, on July 25, 2005, we will be required to pay an aggregate of CDN$13.7 million (US$9.1 million) plus accrued interest to the noteholders. The convertible notes were amended and restated to provide for a conversion price of US$1.44 per share, to eliminate certain restrictive covenants and to eliminate certain events of default. As security for the repayment of the amended and restated convertible notes, we granted the investors a security interest in all of our present and future moveable property, rights and assets. This security interest is subordinate to any equipment lease financing or purchase money security interest into which we may enter. In addition, the 5,000,800 common stock purchase warrants issued in the financing were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants.

      As of June 30, 2002, we had cash and cash equivalents on hand of CDN$686,000 (US$452,000) as compared to CDN$2.4 million as of June 30, 2001. We also had CDN$6.4 million (US$4.2 million), as compared to CDN$20 million as of June 30, 2001, in commercial paper and term deposits with maturity dates no later than December 31, 2002 and with no restriction in their use. As of June 30, 2002, the market value approximated the carrying value.

      The Auditors' Report to the Stockholders and the accompanying notes set forth in the financial statements indicate that we have no current source of revenue and that without the realization of additional capital, it would be unlikely for us to continue as a going concern. As a pre-revenue, development stage company, we will require additional funding to maintain operations. If we are unable to obtain an adequate amount of additional funding we will have to delay or abandon some or all of our current and anticipated research and development projects, significantly cut back on our operations, sell some or all of our assets, license potentially valuable technologies that we currently plan to commercialize to third parties or cease operations all together. To that end we have been actively seeking financing and other possible transactions that could raise the substantial additional funding required to meet our future capital needs.

      We have no other significant financial obligations at June 30, 2002, other than operating lease commitments for our premises and equipment and employment agreements. Minimum lease payments under capital lease, operating lease agreements and convertible notes for the next 5 years and thereafter are presented as follows:


                                                          Payments Due by Period
 Contractual Obligations      -------------------------------------------------------------------------------------------
    Less than 1 year             2003            2004            2005            2006            2007           > 2007
                              -----------     -----------     -----------     -----------     -----------     -----------

Convertible notes             $        --     $        --     $13,721,610     $        --     $        --     $        --
Capital Lease Obligations     $ 1,307,317     $   619,949     $        --     $        --     $        --     $        --
Operating Leases              $   918,633     $   897,393     $   887,837     $   883,500     $   876,752     $ 4,375,721

CRITICAL ACCOUNTING POLICIES

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Areas where significant judgments are made include, but are not limited to, the Impairment of Long-Lived Assets. Actual results could differ materially from these estimates.

      Impairment of Long-Lived Assets. In fiscal 2001, Lumenon concluded it required additional time and effort to complete the development of its products, and as a result, commencement of production was delayed. In addition, in response to a perceive market downturn for optical circuits, Lumenon re-focused its process of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic solutions. As a result, management decided to segregate the assets to be used in production from those that will not be used in the future. In establishing recoverable value of property, plant and equipment, management made estimates about future cash flows to be generated from the sale of the assets. Fair value has been established under SFAS, No. 121, and because we are a development stage enterprise, recoverability is based on information obtained from suppliers and other companies operating in the same field of activities. As a result, a decrease in value of certain equipment was reflected by a write-down and the equipment for which management believes there will be no future use due to technological changes were written-off.

RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

IN ORDER TO REMAIN IN BUSINESS, WE MUST OBTAIN ADDITIONAL FUNDING TO MEET OUR FUTURE CAPITAL NEEDS. IF WE ARE UNABLE TO OBTAIN SUCH FINANCING, WE WILL BE REQUIRED TO DELAY OR ABANDON SOME OR ALL OF OUR ANTICIPATED RESEARCH AND DEVELOPMENT PROJECTS, SIGNIFICANTLY CUT BACK OUR OPERATIONS, SELL ASSETS OR LICENSE POTENTIALLY VALUABLE TECHNOLOGIES TO THIRD PARTIES OR CEASE OPERATIONS.

      The auditors report covering our audited financial statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2002 contained going concern modifications. Our auditors noted that we have no current source of revenue and without the realization of additional capital, it would be unlikely that we will be able to continue our business as a going concern. In order to remain in business, we will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand our manufacturing capacity. Despite the fact that we have recently entered into $14 million equity line financing agreement with Crossover Ventures, amounts available under the equity line may not be sufficient to meet our cash needs in the future. In addition, business and economic conditions may make it unfeasible or undesirable to draw down under the agreement at every opportunity, and only one draw down may occur at a time. Additional funding may be unavailable on favorable terms, or not be available at all. If we are unable to obtain sufficient additional funding, we will have to delay or abandon some or all of our current and anticipated research and development projects, significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties that we currently plan to commercialize ourselves or cease operations.

      To date, we have received approximately CDN$71.6 million from third parties through various debt and equity financings. If we borrow more funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, if we raise additional capital by issuing additional equity securities, our existing stockholders would suffer substantial dilution.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

      We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any revenues from sales of our products. Our operating history provides no basis for evaluating us or our prospects. We must successfully develop and manufacture our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products in large volumes to have significant revenues and to become profitable. We have operated as a development stage company for an extended period of time and there is no assurance that we will be successful in creating products or processes that provide the stability, reproducibility, reliability and performance to be transferred into commercial production.

      Our future success will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. Potential customers may not accept our products and these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others, which would delay or prevent us from having significant revenues or from becoming profitable.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

      We have incurred operating losses since our inception and, as of June 30, 2002, had an accumulated deficit of approximately CDN$307 million (US$202 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing and quality control departments and for other general corporate purposes. Over at least the next several years, we expect to continue incurring considerable operating losses and negative cash flows as we incur significant operating expenses and make capital expenditures in our business. The amount we will lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will not generate sufficient revenues to become profitable.

      Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock will decline.

IF THE PRICE OR THE TRADING VOLUME OF OUR COMMON STOCK DOES NOT REACH CERTAIN LEVELS, WE WILL BE UNABLE TO DRAW DOWN ALL OR SUBSTANTIALLY ALL OF THE $14 MILLION UNDER OUR EQUITY LINE, WHICH MAY FORCE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

    The maximum amount of a draw down under our equity line facility will be equal to 10% of the weighted average price for our common stock for the 60 trading day period immediately prior to the first day of the pricing period specified in the notice to Crossover of our intention to exercise a draw down multiplied by the total trading volume with respect to our common stock for such period. If our stock price and trading volume falls below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down all $14 million pursuant to the proposed equity line facility with Crossover. For example, during the 60 trading day period ended September 20, 2002, our weighted average stock price was $0.212 per share and our total daily trading volume was 8,803,500 shares. Based on this stock price and trading volume, the maximum draw down amount available to us during such period would have been $186,106. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full $14 million under the equity line. If we are unable to draw down the full $14 million, we may have to curtail the scope of our operations as contemplated by our business plan.

THE COMMON STOCK PURCHASE AGREEMENT WITH CROSSOVER LIMITS THE NUMBER OF SHARES OF COMMON STOCK CROSSOVER IS REQUIRED TO HOLD AT ANY ONE TIME TO 9.999%, WHICH MAY FURTHER LIMIT OUR ABILITY TO DRAW DOWN AMOUNTS THAT WE REQUEST AND WHICH MAY CAUSE US TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS PLAN.

    The common stock purchase agreement we have entered into with Crossover in connection with the equity line facility provides that we may not sell shares of our common stock pursuant to our draw down right under that agreement if the sale would cause the Crossover to beneficially own more than 9.999% of our issued and outstanding common stock at any one time. Accordingly, we may have to significantly curtail the scope of our operations and alter our business plan if, at the time of one or more draw downs, this 9.999% restriction results in our inability to draw down some or all of the amounts requested in any draw down notice. Any resale of our common stock by Crossover would reduce Crossover's beneficial ownership, reducing the effect of the 9.999% provision on our ability to exercise drawdowns, but also likely have a dilutive effect on the price of our common stock.

WE MAY USE THE PROCEEDS OF OUR EQUITY LINE FINANCING IN WAYS WITH WHICH YOU MAY NOT AGREE.

    Net proceeds to us from any sales to Crossover will be used principally for the continued development and implementation of our technology, advertising and marketing and for general corporate purposes. We have not allocated any specific amount of our net proceeds for any particular purpose. Consequently, our management will have broad discretion with respect to the expenditure of the net proceeds of any sales to Crossover, including discretion to use the proceeds in ways with which you may not agree.

THE TELECOMMUNICATIONS INDUSTRY IS CURRENTLY EXPERIENCING A CHALLENGING PERIOD AND WILL FOR THE FORESEEABLE FUTURE CONTINUE TO EXPERIENCE THE EFFECTS OF THE MARKET DOWNTURN. FLUCTUATIONS IN INDUSTRY DEMAND FOR OPTICAL COMPONENTS CREATE SIGNIFICANT UNCERTAINTIES IN OUR BUSINESS, WHICH COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS.

      The success of our business is dependent upon product sales to telecommunications network system providers. These providers, in turn, are dependent for their business upon orders for fiber optic systems from telecommunications carriers. Business fluctuations affecting service providers and their telecommunication carrier customers have affected and will continue to affect our business. We are currently in a period of industry-wide overcapacity and declining demand for our products, with systems providers continuing to scale back on deployment and equipment manufacturers relying on component inventories to meet reduced demand. This downturn in the industry is characterized by inventory overcapacity and reduced revenues, which at times may, if the downturn is sufficiently prolonged or severe, force system providers and telecommunications carriers to reduce expenditures on our technology and products. In addition, due to the lead times associated with the production of telecommunications equipment, a rise or fall in the level of sales of telecommunications equipment typically lags any downturn or recovery in the telecommunications market by approximately six to twelve months. Our success depends upon increasing demand for products that incorporate our technology and the continued downturn in the industry has and will continue to negatively impact our business and results of operations.

IF WE FAIL TO DEVELOP AND MAINTAIN RELATIONSHIPS WITH EQUIPMENT PROVIDERS WHO INCORPORATE OUR PRODUCTS INTO THEIRS, OUR REVENUES WILL SUFFER.

      We rely on equipment manufacturers to sell our products as part of an integrated offering. We do not have agreements with any of these equipment manufacturers. Our business may be adversely affected if these equipment manufacturers change their business priorities or experience difficulties in their operations or choose to incorporate another company's products into their integrated offerings. In addition, we must enter into additional relationships with other equipment providers in order to be successful. If we fail to enter into or maintain such relationships, our business, operations and financial condition could be harmed.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE MANUFACTURE OF OUR PRODUCTS.

      We must effectively transfer production information from our research and product development departments to our manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively, the shipments of products to our customers could be delayed which could damage our reputation and cause us to lose customers.

      In addition, we have never assembled large amounts of our products. The manufacture of our chips and packaged components is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants during assembly, defects in components, difficulties in the assembly process or other factors could cause a significant number of our products to be nonfunctional or to have unacceptable defects. Because most of our manufacturing costs are relatively fixed, manufacturing yields are critical to the results of our operations. Lower than expected manufacturing yields could delay product shipments and reduce our gross margins. Addressing any of these problems could require a significant amount of time and resources to correct, which could delay the shipment of products to our customers, which could damage our reputation, cause us to lose customers or hinder our ability to attract new customers or achieve market acceptance, which could significantly reduce manufacturing yields.

IN ORDER TO REACH PROFITABILITY, WE MUST EXPAND OUR BUSINESS OPERATIONS RAPIDLY AND THE FAILURE TO MANAGE THIS EXPANSION EFFECTIVELY, AS WELL AS THE STRAIN ON OUR RESOURCES WHICH EXPANSION MAY CREATE, COULD IMPAIR OUR ABILITY TO OPERATE PROFITABLY.

      Our success will depend on the expansion of our operations and the effective management of our growth, which will place a significant strain on our management, operations and financial resources. In particular, once we begin volume assembly of our products, our operations are anticipated to expand substantially. We must hire and train additional scientists, chemists and engineers, manufacturing, marketing, sales and administrative and management personnel and acquire additional equipment, facilities, information technology and other infrastructure. We must also continue to develop our management, operational and financial systems, procedures and controls. Because we have no history with the assembly, marketing or sale of our products in large quantities, we do not know if we will be able to expand our business rapidly or adequately enough to manage this growth. If we do not accurately predict demand for our products, we may have too much or too little production capacity. In addition, if we overestimate demand, we may incur fixed production expenses that could be excessive in relation to revenues generated. This would reduce our gross margins and increase our net loss. If we underestimate demand and as a result, are not able to respond to the needs of our customers, we may lose customers, which would decrease our revenues.

CREATING INTERNATIONAL SALES AND MANAGING INTERNATIONAL OPERATIONS WILL BE DIFFICULT AND OUR FAILURE TO DO SO SUCCESSFULLY COULD AFFECT OUR ABILITY TO BECOME PROFITABLE OVER THE LONG TERM.

      Currently, we have a limited international presence on which to base our expectations for international sales, however, we believe that in order to achieve our long-term business goals, we will have to generate sales in international markets. This will require us to establish international operations and hire additional personnel. Our failure to do so in a timely and effective manner could have a material adverse effect on our business, prospects, financial condition and operating results. Our plans to expand internationally may be affected by a number of risks including:

      -     changes in foreign currency exchange rates;

      -     challenges inherent in managing geographically dispersed operations;

      - multiple, conflicting and changing governmental laws and regulations;

      -     political and economic instability or conflicts;

      -     changes in tariffs, taxes and other trade barriers

      -     lack of experience in a particular geographic market;

      -     significant presence of our competitors in international markets;

      -     inability to recruit personnel in a specific country or region; and

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

      We must become a key supplier of components to the photonics industry to be successful. The photonics market is highly competitive and subject to continuous, rapid technological change, including changing industry standards, frequent introduction of new products, anticipated and unanticipated decreases in average selling prices and fierce price competition. As a result, our core technology faces competition from new and revised technologies that may render our existing technology less competitive or obsolete. We may be unable to adapt to the rapid technological change exhibited in this market place.

      In order to be successful, we must:

      - anticipate what features and functions our customers and their end-users will need and demand in our products, for both general industry and specific custom-made use;

      -     incorporate those features and functions into our products;

      -     meet specific and exacting design requirements; and

      -     price our products competitively.

      If we fail to anticipate or respond adequately to technical developments or customer requirements, our business and operating results will be negatively impacted. In addition, due to the constant change in the technology environment, the life cycle of the products we make may be short. We must introduce new products on a timely basis. Due to the complexity of our products, we could experience delays in introducing new products. If we experience significant delays in product development or introduction, our business operating results will be negatively impacted.

      In addition, to the extent we determine that new technologies are required to remain competitive, the development and implementation of such technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes and investments in such technologies may not result in commercially viable technological products. The loss of revenue and increased costs to us from such changing technologies would adversely affect our business.

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

OUR COMPETITORS MAY BE ABLE TO DEVELOP AND MARKET THEIR PRODUCTS MORE EFFECTIVELY THAN WE CAN, MAKING OUR PRODUCTS OBSOLETE.

      Our competitors include much larger companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines, greater name recognition and longer standing relationships with leading original equipment manufacturers than we do. Our competitors include companies already manufacturing large volumes of products based on established technologies, as well as companies selling emerging technological solutions, which could replace the technologies we are currently using. Potential competitors could also include our own customers, which may decide to manufacture products competitive with ours, rather than purchase our products. As a result, the market for optical circuit technology has become and continues to be intensely competitive. Some competitors have become more aggressive with their pricing, payment terms and/or issuance of contractual implementation terms or guarantees. We may not be able to compete successfully with new and existing competitors without lowering prices or affecting other favorable terms. We expect competition to persist and intensify, which could affect our ability to commercialize our products, which would negatively impact our future operating results.

IF OUR RECENT TEMPORARY LAYOFF OF EMPLOYEES BECOMES PERMANENT, WE MAY BE OBLIGATED TO MAKE A SUBSTANTIAL SEVERANCE PAYMENT TO THESE EMPLOYEES.

      In August 2002, we announced a temporary layoff of 37 employees. Of the 50 people we employed as of August 30, 2002, other than the individuals subject to the temporary layoff, 16 were employed in engineering, test and manufacturing, 19 were employed in research and development and the remainder were employed in sales, marketing and administration. We expect to incur an accounting charge in connection with this layoff. However, the magnitude and timing of the accounting charge will depend upon the duration of the layoff. If the layoff exceeds six months, we estimate that under Quebec law we would be obligated to make severance payments of up to CDN$1.2 million (US$775,400) in the aggregate.

WE ARE DEPENDENT ON KEY PERSONNEL TO OPERATE OUR BUSINESS. WE MAY NOT BE ABLE TO ATTRACT, TRAIN AND RETAIN SUFFICIENTLY QUALIFIED PERSONNEL, WHICH COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

      Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Gary Moskovitz, our President and Chief Executive Officer, and Dr. Mark P. Andrews, our Co-founder, Vice President of Technology and Chief Technology Officer. We do not currently maintain key-man life insurance for any of our personnel.

      Our success will also depend on our ability to attract, train and retain additional management and other highly skilled technical, and support personnel. In addition, as we grow, we will need to hire skilled operators for our assembly process. Our competitors for qualified personnel are often long-established, highly profitable companies. As a result, we may have to grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to our stockholders. In addition, our future profitability will also depend on our ability to develop an effective marketing staff and field sales force. Competition for employees with sales and marketing experience in the photonics industry is intense. We require sales people with a good technical understanding of our products and of the industry and the failure to attract, train and retain such personnel could negatively impact our development and manufacturing goals and the effectiveness of our sales and marketing efforts.

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

      We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers and, therefore, they could stop supplying equipment to us at any time. If the equipment, which any particular supplier provides to us, were to malfunction or were not supplied to us, we would, at a minimum, experience delays in the shipment of our products and we could be required to find another equipment supplier.

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

SEVERAL OF OUR AGREEMENTS CONTAIN TERMS WHICH WILL REDUCE THE AMOUNT OF REVENUES THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS AND THIS MAY DECREASE OUR PROFITABILITY.

      To date, we have not had any material revenues from product sales. However, our agreements with Polaroid Corporation, Polyvalor and McGill University require that we pay a royalty based upon our gross sales. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to third parties, which may ultimately lower our gross margin and ultimately, our net income.

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

TERRORIST ATTACKS AND THREATS OR ACTUAL WAR MAY NEGATIVELY IMPACT ALL ASPECTS OF OUR OPERATIONS, REVENUES, COSTS AND STOCK PRICE.

            Recent terrorist attacks in the United States, as well as any future events occurring in response to or in connection with them, including, without limitation, future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies or military or trade disruptions impacting our domestic or foreign suppliers, may substantially negatively impact our operations. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. They also could result in economic recession in the United States or abroad. Any of these occurrences could have a significant negative impact on our operating results, revenues and costs.

RISKS RELATED TO OUR CORPORATION

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

      On June 7, 2002, the listing of our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer allowed our common stock to continue trading on an electronic, well-regulated market and provided us with a grace period until February 10, 2003 to comply with the $1.00 minimum bid price required by the Nasdaq Stock Market, Inc. If we are delisted from the Nasdaq SmallCap Market, our common stock would be likely traded on the "pink sheets" or the Over-The-Counter Bulletin Board. If our common stock were delisted from The Nasdaq SmallCap Market, it could materially adversely affect the market price and liquidity of our common stock and our ability to raise necessary capital.

      The issuance by us of shares of common stock to Crossover pursuant to the terms of the equity line financing with Crossover, or the subsequent resale by Crossover of those shares, may further reduce the trading price of our common stock. If our common stock were delisted from The Nasdaq SmallCap Market, we would not be able to draw down any additional funds on the equity line with Crossover.

      In addition, if after December 31, 2002 we are not listed on The Nasdaq National Market for an aggregate of ten trading days, we will be in default of our outstanding convertible notes and the holders of these notes would be entitled to redeem these notes. As of June 30, 2002, the aggregate principal and interest accrued under the notes was $9.1 million.

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

      To date, we have issued numerous warrants, options and convertible notes, which are exercisable or convertible into shares of our common stock. Holders of our common stock could experience substantial dilution upon the conversion or exercise of outstanding convertible notes, warrants or options.

      No holder may convert any portion of our outstanding convertible notes to the extent that the conversion would result in that holder or any of its affiliates beneficially owning more than

4.99% of our outstanding common stock. Therefore, a holder may have to sell shares of common stock in order to be able to convert those notes.

      The exercise of outstanding options and warrants and the conversion of outstanding notes will dilute the then current stockholders' ownership of common stock. Sales in the public market of common stock acquired upon exercise of options and warrants and conversions of notes could depress the price of our common stock. This may adversely affect our ability to sell common stock.

OUR COMMON STOCK PURCHASE AGREEMENT WITH CROSSOVER VENTURES AND THE ISSUANCE OF SHARES TO CROSSOVER UNDER THAT AGREEMENT MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

    The resale by Crossover of the common stock that it purchases from us will increase the number of our publicly traded shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Crossover will be available for immediate resale, the mere prospect of our sales to it could depress the market price for our common stock. The shares of our common stock issuable to Crossover under the equity line facility will be sold to Crossover at 87%-92% of the volume weighted average price of our common stock. If we were to require Crossover to purchase our common stock at a time when our stock price is low, our existing common stockholders will experience substantial dilution. The issuance of shares to Crossover will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock.

    The perceived risk of dilution may cause our stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Certain options and warrants are exercisable in US dollars and payable in such currency. Convertible notes are also payable in US dollars. Ultimate proceeds upon exercise of options and warrants as well as repayment of convertible notes, if any, may vary due to fluctuations in the value of the Canadian dollar relative to the US dollar. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that we consummate financings outside of Canada, we receive proceeds in currency other than the Canadian dollar.

      Currently we have minimal monetary assets, liabilities and operating expenses that are denominated at currencies other than the Canadian dollar. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor do we enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency exchange rate risk, the adoption of SFAS, No. 133, as amended by SFAS, Nos. 137 and 138, could have a material impact on our operating results.

      We do not utilize any derivative security instruments. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of June 30, 2002, we consider the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in market interest rates will not have a material impact on our financial position. Through June 30, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

EXCHANGE RATE INFORMATION

      Our functional and reporting currency is the Canadian dollar. The table below sets forth, for the periods and dates indicated, information concerning the noon buying rates for the Canadian dollar per US$1.00. The rate reflects the noon buying rate for cable transfers in New York City in foreign currencies as certified by the Federal Reserve Bank of New York. The average consists of the average noon buying rates on the last day of each full month during the indicated period.

                                        Close       Average        High         Low
                                        -----       -------        ----         ---
Fiscal year ended December 31, 1998   CDN$1.5375   CDN$1.4993   CDN$1.5770   CDN$1.4075
Fiscal year ended June 30, 1999       CDN$1.4735   CDN$1.4886   CDN$1.5302   CDN$1.4512
Fiscal year ended June 30, 2000       CDN$1.4798   CDN$1.4727   CDN$1.5135   CDN$1.4350
Fiscal year ended June 30, 2001       CDN$1.5175   CDN$1.5199   CDN$1.5790   CDN$1.4639
Fiscal year ended June 30, 2002       CDN$1.5190   CDN$1.5683   CDN$1.6128   CDN$1.5102


ITEM 8.     FINANCIAL STATEMENTS

      See Index to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K. The information required by this item and appearing in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by this item and appearing in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item and appearing in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item and appearing in our definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after June 30, 2002, is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

      Not applicable.

                                    PART IV


ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report:

      (1)   Financial Statements

      -     Auditors' Report to the Shareholders.

      - Consolidated Balance Sheets for the years ended June 30, 2002 and June 30, 2001.

      - Consolidated Statements of Operations for the years ended June 30, 2002, June 30, 2001, June 30, 2000 and from inception to June 30, 2002.

      - Consolidated Statements of Cash Flows for the years ended June 30, 2002, June 30, 2001, June 30, 2000 and from inception to June 30, 2002.

      - Consolidated Statements of Stockholders' Equity for the years ended June 30, 2002, June 30, 2001, June 30, 2000 and from inception to June 30, 2002.

      -     Notes to Consolidated Financial Statements.

      (2)   Financial Statement Schedules

      None.

      (3)   Exhibits

      The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference. Documents listed on such Index to Exhibits and identified by asterisks are being filed as exhibits herewith. Documents otherwise identified are not being filed herewith and, pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, reference is made to such documents as previously filed as exhibits filed with the Securities and Exchange Commission. Lumenon's file number under the Securities Exchange Act of 1934 is 000-27977.

(b)   Current Reports on Form 8-K.

      (1) On May 21, 2002, the Company filed a Current Report on Form 8-K dated May 16, 2002, reporting under Item 5 (Other Events) that the Company had received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") indicating that Nasdaq had determined to delist the Company's common stock from The Nasdaq National Market because the Company's common stock did not meet the minimum $1.00 bid price per share requirement for continued inclusion on that market.

      (2) On June 7, 2002, the Company filed a Current Report on Form 8-K dated June 6, 2002, reporting under Item 5 (Other Events) that Nasdaq had approved the Company's application to list its common stock on The Nasdaq SmallCap Market.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Financial Statements

Years ended June 30, 2002, 2001 and 2000 and period from inception to June 30, 2002





AUDITORS' REPORT TO THE STOCKHOLDERS....................................     F-2

FINANCIAL STATEMENTS

   Consolidated Balance Sheets..........................................     F-3

   Consolidated Statements of Operations................................     F-4

   Consolidated Statements of Cash Flows................................     F-5

   Consolidated Statements of Stockholders' Equity......................     F-6

Notes to Consolidated Financial Statements..............................     F-7

AUDITORS' REPORT TO THE STOCKHOLDERS



We have audited the consolidated balance sheets of Lumenon Innovative Lightwave Technology, Inc. (the "Corporation") as at June 30, 2002 and June 30, 2001 and the consolidated statements of operations, cash flows and stockholders' equity for the years ended June 30, 2002, 2001 and 2000 and for the period from inception (March 2, 1998) to June 30, 2002. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

With respect to the consolidated financial statements for the years ended June 30, 2002 and 2001, we conducted our audit in accordance with United States generally accepted auditing standards. With respect to the consolidated financial statements for the year ended June 30, 2000, we conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Corporation as at June 30, 2002 and June 30, 2001 and the consolidated results of its operations and cash flows for the years ended June 30, 2002, 2001 and 2000 and for the period from inception (March 2, 1998) to June 30, 2002, in accordance with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Corporation will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Corporation has not yet established a source of revenue. This raises substantial doubt about its ability to continue as a going concern without raising additional capital. Management's plan in regard to these matters is also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ KPMG LLP

Chartered Accountants



Montreal, Canada

August 9, 2002, except as to note 14 which is at August 14, 2002

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(In thousands of dollars)

                                                            June 30,       June 30,       June 30,
                                                                2002           2002           2001
                                                           ---------      ---------      ---------
                                                               (US$)         (CAN$)          (CAN$)
                                                        (note 2 (a))
Assets

Current assets:
   Cash and cash equivalents                               $     452      $     686      $   2,382
   Commercial papers and term deposits                         4,186          6,358         19,913
   Loan receivable from an officer (note 3)                      132            200             --
   Interest and sales tax receivable                             221            336            404
   Government contribution and tax credits
     receivable                                                  296            450          1,561
   Prepaid expenses                                              163            247            103
                                                           ---------      ---------      ---------
                                                               5,450          8,277         24,363

Deposits (note 8 (b))                                            516            784            782
Property and equipment (note 4)                               10,793         16,395         21,257
                                                           ---------      ---------      ---------

                                                           $  16,759      $  25,456      $  46,402
                                                           =========      =========      =========

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $     791      $   1,199      $   1,134
   Accrued liabilities                                           190            289            438
   Compensation and related liabilities                          839          1,274          2,178
   Current portion of obligations under capital leases
     (note 6)                                                    766          1,163            940
                                                           ---------      ---------      ---------
                                                               2,586          3,925          4,690

Convertible notes (note 5)                                     6,974         10,594         11,267
Obligations under capital leases (note 6)                        438            666          1,368

Stockholders' equity:
   Share capital (note 7)                                         40             61             57
   Additional paid-in capital                                208,765        317,114        312,035
   Accumulated deficit during the development
     stage                                                  (202,044)      (306,904)      (283,015)
                                                           ---------      ---------      ---------
                                                               6,761         10,271         29,077
Commitments (note 8)
Contingencies (note 12)
Subsequent event (note 14)
                                                           ---------      ---------      ---------
                                                           $  16,759      $  25,456      $  46,402
                                                           =========      =========      =========

See accompanying notes to consolidated financial statements.

On behalf of the Board:

                       Director
-----------------------

                       Director
-----------------------

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Operations
(In thousands of dollars, except per share amounts)

                                                 Year              Year              Year              Year              From
                                                ended             ended             ended             ended      inception to
                                             June 30,          June 30,          June 30,          June 30,          June 30,
                                                 2002              2002              2001              2000              2002
                                         ------------      ------------      ------------      ------------      ------------
                                                (US$)            (CAN$)            (CAN$)            (CAN$)            (CAN$)
                                         (note 2 (a))
Expenses:
     Research and development            $      3,312      $      5,031      $      8,389      $    219,260      $    232,888
     Research tax credits                        (628)             (954)             (113)             (292)           (1,393)
                                         ------------      ------------      ------------      ------------      ------------
                                                2,684             4,077             8,276           218,968           231,495

     General and administrative                 6,317             9,595            17,713             4,020            32,187
     Depreciation and amortization              3,728             5,663             4,867               894            11,424
     Write-down of property and
       equipment                                  975             1,481             2,513                --             3,994
                                         ------------      ------------      ------------      ------------      ------------
                                               11,020            16,739            25,093             4,914            47,605

Other expenses (income):
     Interest expense                           1,051             1,597             2,323                42             3,962
     Interest income                             (418)             (636)           (2,100)             (279)           (3,023)
     Financing charges (note 5)                 1,337             2,032            25,102                --            27,134
     (Gain) loss on foreign exchange               53                80              (278)              (83)             (269)
                                         ------------      ------------      ------------      ------------      ------------
                                                2,023             3,073            25,047              (320)           27,804

                                         ------------      ------------      ------------      ------------      ------------
Net loss                                 $     15,727      $     23,889      $     58,416      $    223,562      $    306,904
                                         ============      ============      ============      ============      ============

Net loss per share:
     Basic and diluted                   $       0.40      $       0.61      $       1.58      $       8.80
                                         ============      ============      ============      ============      ============

Weighted average number
   of shares outstanding                   39,412,693        39,412,693        36,957,777        25,415,601
                                         ============      ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Cash Flows
(In thousands of dollars)

                                                               Year           Year           Year           Year             From
                                                              ended          ended          ended          ended     inception to
                                                           June 30,       June 30,       June 30,       June 30,         June 30,
                                                               2002           2002           2001           2000             2002
                                                       ------------     ----------     ----------     ----------     ------------
                                                              (US$)         (CAN$)         (CAN$)         (CAN$)           (CAN$)
                                                       (note 2 (a))
Cash flows from operating activities:
     Net loss                                            $  (15,727)    $  (23,889)    $  (58,416)    $ (223,562)      $ (306,904)
     Adjustments for:
         Compensation costs                                     518            787          4,936             51            6,015
         Interest on convertible notes                          851          1,292          2,126             --            3,418
         Common shares issued for services                       --             --             --        217,359          217,359
         Depreciation and amortization                        3,728          5,663          4,867            894           11,424
         Loss on disposal of property and equipment              61             92             --             --               92
         Write-down of property and
           equipment                                            975          1,481          2,513             --            3,994
         Financing charges                                    1,337          2,032         25,102             --           27,134
         Unrealized loss on foreign exchange                    187            283          1,903             --            2,186
     Net change in operating assets
       and liabilities (note 10)                               (653)          (992)         1,746           (129)             997
                                                         ----------     ----------     ----------     ----------       ----------
                                                             (8,723)       (13,251)       (15,223)        (5,387)         (34,285)

Cash flows from financing activities:
     Proceeds from issuance of common shares                     11             16          6,037         14,336           23,153
     Share issue expenses                                        --             --            (40)          (713)          (1,138)
     Principal repayments of obligations under
       capital leases                                          (766)        (1,164)          (787)           (90)          (2,041)
     Deposit on subscription of shares                           --             --             --             --              147
     Proceeds from issuance of
       convertible notes, net of issue costs                     --             --         48,382             --           48,681
     Cash from the acquisition of a subsidiary                   --             --             --             --              814
                                                         ----------     ----------     ----------     ----------       ----------
                                                               (755)        (1,148)        53,592         13,533           69,616

Cash flows from investing activities:
     Purchase of commercial papers and term deposits        (55,305)       (69,597)      (213,524)       (19,813)        (302,934)
     Disposal of commercial papers and term deposits         64,228         83,152        197,911         15,513          296,576
     Additions to property and equipment (note 10)             (578)          (878)       (22,242)        (2,919)         (27,531)
     Proceeds from disposal of property and equipment            18             28             --             --               28
     Deposits                                                    (1)            (2)           743         (1,525)            (784)
                                                         ----------     ----------     ----------     ----------       ----------
                                                              8,362         12,703        (37,112)        (8,744)         (34,645)
                                                         ----------     ----------     ----------     ----------       ----------
Net (decrease) increase in cash and cash equivalents         (1,116)        (1,696)         1,257           (598)             686

Cash and cash equivalents, beginning of period                1,568          2,382          1,125          1,723               --
                                                         ----------     ----------     ----------     ----------       ----------
Cash and cash equivalents, end of period                 $      452     $      686     $    2,382     $    1,125       $      686
                                                         ==========     ==========     ==========     ==========       ==========

Cash and cash equivalents are as follows:

     Cash                                                $      323     $      491     $    2,382     $    1,125       $      491
     Commercial papers and term deposits                        129            195             --             --              195
                                                         ----------     ----------     ----------     ----------       ----------
                                                         $      452     $      686     $    2,382     $    1,125       $      686
                                                         ==========     ==========     ==========     ==========       ==========

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2002, 2001 and 2000 and period from inception to June 30, 2002 (In thousands of dollars)

                                                                     Additional                        Deposit on
                                                                        paid-in     Accumulated      subscription
                                            Shares     Par value        capital         deficit         of shares          Total
                                       -----------     ---------     ----------     -----------      ------------      ---------
Issue of common shares at inception        255,000     $       1     $       --     $        --      $         --      $       1

Issue of common shares                  16,200,000            24            790              --                --            814

Share issue expenses                            --            --            (93)             --                --            (93)

Net loss for the period                         --            --             --            (288)               --           (288)
                                       -----------     ---------     ----------     -----------      ------------      ---------

Balance as at December 31, 1998         16,455,000            25            697            (288)               --            434

Issue of common shares                   3,760,000             5          2,759              --                --          2,764

Share issue expenses                            --            --           (292)             --                --           (292)

Compensation costs related to
   stock options granted                        --            --            241              --                --            241

Net loss for the period                         --            --             --            (749)               --           (749)

Deposit on subscription of shares               --            --             --              --               147            147
                                       -----------     ---------     ----------     -----------      ------------      ---------

Balance as at June 30, 1999             20,215,000            30          3,405          (1,037)              147          2,545

Issue of common shares                  12,755,039            19        232,121              --              (147)       231,993

Share issue expenses                            --            --           (713)             --                --           (713)

Compensation costs related
   to stock options granted                     --            --             51              --                --             51

Net loss for the period                         --            --             --        (223,562)               --       (223,562)
                                       -----------     ---------     ----------     -----------      ------------      ---------

Balance as at June 30, 2000             32,970,039            49        234,864        (224,599)               --         10,314

Issue of common shares                   5,508,866             8         21,032              --                --         21,040

Share issue expenses                            --            --            (40)             --                --            (40)

Stock purchase warrants and
   beneficial conversion feature
   of convertible notes                         --            --         51,243              --                --         51,243

Compensation costs related
   to stock options granted                     --            --          4,936              --                --          4,936

Net loss for the period                         --            --             --         (58,416)               --        (58,416)
                                       -----------     ---------     ----------     -----------      ------------      ---------

Balance as at June 30, 2001             38,478,905            57        312,035        (283,015)               --         29,077

Issue of common shares                   2,505,470             4          4,292              --                --          4,296

Compensation costs related
   to stock options granted                     --            --            787              --                --            787

Net loss for the period                         --            --             --         (23,889)               --        (23,889)
                                       -----------     ---------     ----------     -----------      ------------      ---------

Balance as at June 30, 2002             40,984,375     $      61     $  317,114     $  (306,904)     $         --      $  10,271
                                       ===========     =========     ==========     ===========      ============      =========

Balance as at June 30, 2002
   in US dollars (note 2(a))            40,984,375     $      40     $  208,765     $  (202,044)     $         --      $   6,761
                                       ===========     =========     ==========     ===========      ============      =========

See accompanying notes to consolidated financial statements.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements
Years ended June 30, 2002, 2001 and 2000 and period from inception to June 30, 2002 (In thousands of Canadian dollars, except per share amounts)

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

    The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon's current activities are performed only through LILT, in Canada.

    Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, the Corporation inaugurated its 53,000-square-foot facility. This facility serves as the Corporation's headquarters and, when operative, will be capable of high-volume manufacturing. In March 2001, in response to a perceived market downturn for optical components, the Corporation re-focused its strategy from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic solutions.

    The Corporation is subject to a number of risks, including the overall economic environment in its field of activities, the successful development and marketing of its technology and the attraction and retention of key personnel.

    The Corporation's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Corporation has no current source of revenue. Without the realization of additional capital, it would be unlikely for the Corporation to continue as a going concern. It is management's plan to seek additional capital in order to finalize the development of its products and to enter into the commercialization phase of such products. In connection therewith and as part of management's plan, the Corporation entered into a common stock purchase agreement in August 2002, as described in note 14.

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

        US dollar amounts presented on the consolidated balance sheets, consolidated statements of operations and cash flows are provided for the convenience of readers and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at June 30, 2002, which was $1.5190 Canadian dollar for each US dollar.

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

    (c) Property and equipment:

        Equipment and leasehold improvements are recorded at cost. Depreciation and amortization are provided using the straight-line method and the following periods:

         Asset                                                         Period
         -----                                                         ------
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

        The Corporation applies FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS 123") for stock options granted to non-employees. As such, compensation expense is recorded at the date of grant, based on the fair value as at that date using the Black-Scholes option-pricing model.

    (i) Impairment of long-lived assets and long-lived assets to be disposed of:

        The Corporation accounts for impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

    (j) Net loss per share:

        Net loss per share is computed using the weighted average number of shares outstanding during the period.

    (k) Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, namely government contributions and tax credits receivable and property and equipment as well as disclosure of commitments and contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

    (l) Recent accounting pronouncements:

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets. This statement is effective for the Corporation's fiscal year beginning July 1, 2002. The Corporation does not expect SFAS No. 143 to have a material impact on its financial statements.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for long-lived assets to be held and used, to be disposed of other than by sale, and to be disposed of by sale. This statement is effective for the Corporation's fiscal year beginning July 1, 2002. The Corporation does not expect SFAS No. 144 to have an initial material impact on its financial statements upon adoption.

        In June, 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability recognition for certain Employee Termination Benefits and other costs to Exit an Activity (including certain costs incurred in a restructuring)." This statement states that a commitment to an exit or disposal plan no longer will be a significant basis for recording a liability for those activities. The statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Corporation does not expect to have an initial material impact on its financial statements upon adoption.

3.  LOAN RECEIVABLE FROM AN OFFICER:

    The loan bears interest at a rate of 3.25% and was repaid in July 2002.

4.  PROPERTY AND EQUIPMENT:

                                                       June 30, 2002
                                         ------------------------------------------
                                                         Accumulated       Net book
                                              Cost      depreciation          value
                                         ---------      ------------      ---------
    Plant equipment and laboratory
      installation                       $  23,120        $    9,475      $  13,645
    Leasehold improvements                   1,792               489          1,303
    Office equipment and fixtures            1,329               538            791
    Computer equipment and software          1,348               773            575
    Vehicle equipment                          183               102             81
                                         ---------        ----------      ---------
                                         $  27,772        $   11,377      $  16,395
                                         =========        ==========      =========

                                                       June 30, 2001
                                         ------------------------------------------
                                                         Accumulated       Net book
                                              Cost      depreciation          value
                                         ---------      ------------      ---------
    Plant equipment and laboratory
      installation                       $  22,657        $    4,767      $  17,890
    Leasehold improvements                   1,625               353          1,272
    Office equipment and fixtures            1,343               242          1,101
    Computer equipment and software          1,182               345            837
    Vehicle equipment                          183                26            157
                                         ---------        ----------      ---------
                                         $  26,990        $    5,733      $  21,257
                                         =========        ==========      =========

    During 2001, Lumenon acquired certain equipment anticipated to be used in production. Subsequently, the Corporation concluded it needed to further pursue the development of its products and, as a result, commencement of related production activity was delayed.

    Because Lumenon is a development stage enterprise, the recoverability of plant equipment and laboratory installation to be used in commercial production has been established at fair value. In connection therewith, write-offs of $1,481 and $2,513 on the equipment for which management believes there will be no future use due to technological changes, have been recorded during the year ended June 30, 2002 and 2001, respectively.

    Fair value is based on information obtained from suppliers and other companies operating in the same field of activity.

4.  PROPERTY AND EQUIPMENT (CONTINUED):

    Property and equipment held under capital leases are as follows:

                                                     2002          2001
                                                 --------      --------
    Cost                                         $  3,815      $  2,941
    Net book value                                  1,843         2,151

5.  CONVERTIBLE NOTES:

    On July 25, 2000, the Corporation closed a financing involving the issuance of five-year convertible notes in the aggregate gross principal amount of $51,243 (US$35,000) bearing interest at the rate of 7.5% per annum. Interest was payable upon the earlier of the repayment or conversion of a note. Under the terms of the original agreement, the notes were convertible at any time by the holder into the Corporation's common stock at a conversion price based on the closing bid price of the common stock at the time of conversion with a floor of $11.17 (US$7) and a ceiling of $39.90 (US$25). In addition, the investors also received five-year common stock purchase warrants entitling them to acquire a total of 5,000,800 shares of the Corporation's common stock.

    This transaction was recorded under APB-14 ("Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants") and EITF 98-5 ("Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios"). As a result, the convertible notes were discounted and are presented net of the debt discount, which is amortized over the term of the notes. Amortization is presented under financing charges in the consolidated statements of operations.

    In 2001, interest expense with respect to the beneficial conversion feature of convertible notes was included under financing charges as well.

    On October 9, 2001, the Corporation and the investors agreed to amend the terms of the documents pertaining to the July 25, 2000 convertible notes financing. The convertible notes were amended and restated to provide for a fixed conversion price of US$1.44 for a common share, to eliminate certain restrictive covenants and to eliminate certain events of default pertaining to the Corporation. As security for the repayment of the amended and restated convertible notes, the Corporation granted the investors a security interest in all of the Corporation's present and future moveable property, rights and assets. This security interest is subordinated to any equipment lease financing or purchase money security interest of the Corporation. In addition, the common stock purchase warrants were cancelled and the securities purchase agreement and the registration rights agreement were amended to eliminate certain restrictive covenants.

    During 2001, $15,003 (net of debt discount) of the convertible notes including related interest was converted into 2,931,666 shares of common stock. During 2002, $4,280 (net of debt discount) of the convertible notes including related interest was converted into 2,485,503 shares of common stock.

    As a result of the above conversions, $13,722 (US$9,050) of the original gross principal amount remains outstanding.

6.  OBLIGATIONS UNDER CAPITAL LEASES:

    Future minimum lease payments under capital leases are as follows:

                                                                      2002          2001
                                                                  --------      --------
    2002                                                          $     --      $  1,156
    2003                                                             1,307         1,025
    2004                                                               620           387
                                                                  --------      --------
    Total minimum lease payments                                     1,927         2,568

    Less amount representing interest (at rates varying from
      7.5% to 18.85%)                                                   98           260
                                                                  --------      --------
    Present value of net minimum capital lease payments              1,829         2,308

    Current portion of obligations under capital leases              1,163           940
                                                                  --------      --------

    Long-term portion of obligations under capital leases         $    666      $  1,368
                                                                  ========      ========

    Interest on capital leases of $284 in 2002 and $199 in 2001 is included in interest expense.

7.  SHARE CAPITAL:

                                                               June 30,      June 30,
                                                                   2002          2001
                                                              ---------     ---------

    Authorized:
        5,000,000 preferred shares, par value of
          US$0.001 per share
        100,000,000 common shares, par value of US$0.001 per share

    Issued and outstanding:
        40,984,375 common shares in 2002
          and 38,478,905 common shares in 2001                $      61     $      57
                                                              =========     =========

    (a) Issue of shares:

        As described in note 1, Lumenon acquired LILT in 1998 under a reorganization and acquisition plan by issuing 12,200,000 common shares to the shareholders of that corporation. At the date of acquisition, there were 255,000 outstanding common shares of Lumenon recorded at $0.372 (US$0.255). In addition, Lumenon issued 4,000,000 common shares to the shareholders of Dequet Capital, Inc. Assets of the latter consisted of cash in the amount of $814 (US$540).

        1999

        During the six-month period ended June 30, 1999, under a Stock Purchase Agreement, Molex Incorporated ("Molex") agreed to purchase from Lumenon 3,000,000 common shares at $0.74 (US$0.50) per share in two transactions.

        During the period, the Corporation issued 3,760,000 common shares (including 1,500,000 shares to Molex) for a cash consideration of $2,764 (US$1,880), along with warrants for the purchase of 3,926,667 common shares at a price of $1.32 (US$0.90) per share.

        2000

        During the year ended June 30, 2000, the Corporation concluded the following share capital transactions:

        (i) 1,484,522 common shares were issued for a cash consideration of $7,099 (US$4,844), of which $147 (US$99) was received prior to June 30, 1999;

        (ii) promissory notes were converted into 400,000 common shares with a value of $299 (US$200);

        (iii) in connection with the issuance of common shares referred to in
              (i) and (ii), 1,912,211 warrants were issued at exercise prices ranging from $1.36 (US$0.90) to $45.42 (US$30.00) per share;

        (iv) under the Stock Purchase Agreement with Molex, an additional 1,500,000 common shares for a cash consideration of $1,093 (US$750) were issued;

        (v) 3,570,517 common shares were issued upon exercise of warrants and options for a cash consideration of $6,104 (US$4,171);

        (vi) 5,800,000 common shares were issued upon the exercise of a warrant and in connection with services received from Molex in the amount of $217,359 (US$147,003). The value of the shares issued has been recorded as Molex fulfilled its obligations pursuant to a Teaming Agreement. The transaction was accounted for by using the average market price of the shares of the Corporation during the periods that the services were rendered by Molex.

        2001

        During the year ended June 30, 2001, the Corporation issued 2,577,200 common shares upon exercise of warrants and options for a cash consideration of $6,037 (US$4,096) and 2,931,666 common shares as a result of the conversion of convertible notes (note 5).

        2002

        During the year ended June 30, 2002, the Corporation issued 19,967 common shares upon exercise of options for a cash consideration of $16 (US$11) and 2,485,503 common shares as a result of the conversion of convertible notes (note 5).

    (b) Stock option plan:

        In May 1999, the Corporation established a stock-option incentive plan for key employees, directors, officers and service-providers to purchase a maximum of 6,000,000 shares of common stock. In addition, the Corporation has established the following plans to supplement the May 1999 stock option incentive plan:

        -   2001 stock incentive plan (4,000,000 shares of common stock)

        -   2001 director stock option plan (600,000 shares of common stock)

        - 2001 non-director, non-officer employee stock incentive plan (2,000,000 shares of common shares)

        The common shares as per the above plans may be issued pursuant to awards granted under these plans. The terms, number of common shares covered by each option as well as the permitted frequency of the exercise of such options are determined by the Board of Directors. No optionee can hold options to purchase more than 5% of the number of shares issued and outstanding at the date the plans were adopted. The exercise price for each share covered by an option is established by the Board of Directors, except for the 2001 director stock option plan under which the exercise price shall be equal to the market value at the date of the grant.

        Options granted shall be exercised over a period not exceeding ten years. At June 30, 2002, 2,091,416 outstanding options are exercisable and 3,192,834 outstanding options vest over a period of one to five years. However, certain rights are provided under the terms of the plans in connection with reorganization or acquisition events, as defined in the plans.

        (i)   Changes in outstanding options for the period were as follows:

                                                                               Weighted average
                                                           Number      exercise price per share
                                                      -----------      ------------------------

             Options outstanding, January 1, 1999              --             $              --
             Granted                                    1,940,000                 1.48 (US$0.97)
                                                      -----------             -----------------
             Options outstanding, June 30, 1999         1,940,000

             Granted                                    1,250,000             $ 26.01 (US$17.12)
             Exercised                                   (822,850)               1.44  (US$0.95)
             Cancelled                                    (90,000)                2.36 (US$1.55)
                                                      -----------             -----------------
             Options outstanding, June 30, 2000         2,277,150

             Granted                                    4,327,500             $ 15.22 (US$10.05)
             Exercised                                   (239,000)               1.55  (US$1.02)
             Cancelled                                 (1,430,000)              20.68 (US$13.61)
                                                      -----------             -----------------
             Options outstanding, June 30, 2001         4,935,650

             Granted                                    1,610,000             $  0.73  (US$0.48)
             Exercised                                    (19,967)               0.78  (US$0.51)
             Cancelled                                 (1,241,433)              14.36  (US$9.45)
                                                      -----------             -----------------
             Options outstanding, June 30, 2002         5,284,250
                                                      ===========             =================

        (ii) The following table summarizes significant ranges of outstanding options as at June 30, 2002:

                                           Options outstanding                Options exercisable
                                  -------------------------------------     ----------------------
                                                  Weighted     Weighted                   Weighted
              Range of                             average      average                    average
              exercise                           remaining     exercise                   exercise
              prices                 Options          life        price       Options        price
              ---------------     ----------     ---------     --------    ----------     --------

              $0.30 - $0.44          252,500     9.7 years     $   0.34       137,500     $   0.35
              $0.57 - $0.79          631,666     9.4 years         0.58       303,541         0.59
              $0.94 - $1.19        1,193,333     9.2 years         1.06       350,625         1.09
              $1.46 - $1.54          135,000     7.0 years         1.47        86,250         1.46
              $2.97 - $3.17        1,581,250     8.2 years         2.98       487,500         2.99
              $8.24 - $11.79          56,250     7.9 years        11.15        21,250        10.62
              $14.11 - $21.06        131,250     8.1 years        16.30       101,250        15.45
              $21.56 - $32.30        560,000     8.2 years        26.08       143,000        26.16
              $32.68 - $41.00        743,000     7.9 years        37.88       460,500        38.44
                                  ----------     ---------     --------    ----------     --------
                                   5,284,250     8.7 years     $   9.86     2,091,416     $  12.16
                                  ==========     =========     ========    ==========     ========

        (iii) The following table summarizes the weighted average grant date fair value of options granted during 2002:

                                      Weighted average          Weighted average
              Options granted           exercise price     grant date fair value
              ---------------         ----------------     ---------------------
                  980,000               $         0.89             $        0.89
                  542,500                         0.59                      1.01
                   87,500                         1.15                      1.00
              ---------------           --------------             -------------
                1,610,000               $         0.83             $        0.92
              ===============           ==============             =============

        (iv)  Stock-based compensation:

              In 2001, the Corporation changed the exercise period for certain options previously granted. In addition, the exercise price of certain stock options was below the market price of the stock at the date of grant. Accordingly, compensation costs of $787 in 2002 and $4,936 in 2001 have been recognized for the above stock options granted to employees in the financial statements.

              Had the compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of FASB Statement 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Corporation's net loss would have been adjusted to the pro-forma amounts indicated below:

                                                   Year          Year          Year             From
                                                  ended         ended         ended     inception to
                                               June 30,      June 30,      June 30,         June 30,
                                                   2002          2001          2000             2002
                                              ---------     ---------     ---------     ------------
              Net loss   As reported          $  23,889     $  58,416     $ 223,562       $  306,904
                         Pro-forma               36,151        78,177       228,224          343,960
                                              ---------     ---------     ---------       ----------
              Pro-forma compensation          $  12,262     $  19,761     $   4,662       $   37,056
                                              =========     =========     =========       ==========

              US dollars
                (note 2 (a))
                         As reported          $  15,727
                         Pro-forma               23,799
                                              ---------
              Pro-forma compensation          $   8,072
                                              =========

                                                                 Year          Year          Year
                                                                ended         ended         ended
                                                             June 30,      June 30,      June 30,
                                                                 2002          2001          2000
                                                            ---------     ---------     ---------
              Pro-forma net loss per share:
                  Basic and diluted                         $    0.92     $    2.11     $    8.98
                  U.S dollars                                    0.60

         (iv) Stock-based compensation (continued):

              The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: risk-free interest of 5.5% to 5.8%, dividend yield of 0%, expected volatility varying from 200% to 390% and expected life of 5 to 7.5 years. The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.82, $14.74 and $0.87, respectively.

     (c) Warrants:

         The following warrants are outstanding at June 30, 2002:

             Warrants         Expiry date               Exercise price per share

              700,000           June 2003                $    2.28     (US$1.50)
               14,000           July 2003                    37.98    (US$25.00)
              -------           ---------                -----------------------
              714,000
              =======

8.   COMMITMENTS:

     (a) Under the terms of a license agreement, Lumenon has the rights to produce, sell, distribute and promote products derived from the know-how relating to integrated optical components for Dense Wavelength Division Multiplexing and Plastic Optical Fibre devices for telecommunications, data communications and sensor applications. Lumenon is committed to pay a royalty on gross sales up to a maximum amount of approximately $3,600 (US$2,400) until October 2017. The Corporation also entered into a non-exclusive license for patents with a third party in connection with array wave guides until the last patent expires. Lumenon is committed to pay a royalty on net sales at various rates which are based on the level of sales realized.

     (b) The Corporation leases premises under an operating lease agreement that expires in July 2012. This lease requires the Corporation to pay all executory costs such as maintenance and insurance. Rental payments under the terms of this lease are secured by a deposit of $750 (US$507), of which $75 (US$50) is refundable per year, beginning in fiscal 2002.

         In addition, the Corporation leases certain equipment under operating leases. An agreement with a lessor is secured by a deposit of $184. Minimum lease payments under operating lease agreements for premises and equipment for the next five years and thereafter are as follows:

         2003                                      $       919
         2004                                              897
         2005                                              888
         2006                                              883
         2007                                              877
         Thereafter                                      4,376
                                                   -----------
                                                   $     8,840
                                                   ===========


     (c) The Corporation is committed to acquire equipment through capital leases in the amount of $97 (US$64) plus interest of $17.

     (d) The following schedule shows the composition of total rental expense for all operating leases:

         2000                                           $          78
         2001                                                     810
         2002                                                     875

     (e) The Corporation entered into employment agreements in prior years with certain employees expiring at various dates in 2004 and 2005. Under the terms of these agreements, the Corporation is committed to pay salaries of approximately $704 in 2003, $693 in 2004 as well as $366 in 2005. In addition, certain agreements provide for indemnities if terminated under certain conditions.


9.   INCOME TAXES:

     Details of the components of income taxes are as follows:

                                                                                                      From
                                                  Year ended       Year ended       Year ended     inception to
                                                   June 30,         June 30,         June 30,        June 30,
                                                     2002             2001             2000           2002
                                                   --------         --------         --------        -------
Net loss:
    US (parent corporation)                        $  4,670         $ 34,263         $    378       $ 39,552
    Canadian operations                              19,219           24,153          223,184        267,352
                                                   --------         --------         --------        -------
                                                     23,889           58,416          223,562        306,904
Less items not deductible for tax purposes:
    Compensation costs                                  787            4,936               51          6,015
    Financing charges                                 1,932           25,102               --         27,034
    Expense related to the
      Teaming Agreement                                  --               --          215,510        215,510
                                                   --------         --------         --------        -------
                                                     21,170           28,378            8,001         58,345

Basic income tax rate                                    39%              39%              39%            39%
                                                   --------         --------         --------        -------
                                                      8,256           11,067            3,120         22,754

Adjustment in income taxes resulting from:
    Loss carryforwards and
      unclaimed deductions
      not recognized                                  7,872           10,784            3,040         22,171

Difference of subsidiary's rate                         384              283               80            583
                                                   --------         --------         --------        -------

                                                   $     --          $    --          $    --        $    --
                                                   ========         ========          =======        =======

   At June 30, 2002, Lumenon and its subsidiary, LILT, the Canadian Corporation, had accumulated scientific research and experimental development expenditures and other unclaimed deductions which are available to reduce future years' taxable income.

   Details of the available deductions are as follows:

                                                    Lumenon                  LILT
                                                                   -----------------------
                                                                   Federal      Provincial
Research and development expenditures,
  without time limitation                             $--          $17,558        $13,361

Excess of the undepreciated capital cost of
  property and equipment over the net book
  value                                                --            2,249         10,508

Excess of the undepreciated capital cost of
  initial license fees over the net book value         --              589            589

   Losses carried forward expiring in:

- 2006                                                 --              488            532
- 2007                                                 --            5,015          5,015
- 2008                                                 --            9,278          9,278
- 2009                                                 --            8,923          8,923
- 2019                                                254               --             --
- 2020                                                387               --             --
- 2021                                              2,590               --             --
- 2022                                              1,823               --             --


   In addition, research tax credits, not recorded in the accounts and available to reduce future Canadian Federal income taxes payable, are as follows:

   Expiring in:
      2009                                                        $     267
      2010                                                            1,079
      2011                                                            1,838
      2012                                                            1,135

   The income tax effect of temporary differences that give rise to the net deferred tax assets, net of the valuation allowance, is presented below:

                                                               June 30,         June 30,
                                                                 2002             2001
                                                                 ----             ----
Scientific research and experimental development               $  5,073         $  3,829
Non-capital losses                                                9,328            5,272
Excess of undepreciated capital cost of equipment
  over the net book value                                         1,432             (274)
Excess of undepreciated capital cost of initial license
  fees over the net book value                                      183              183
Investment tax credits                                            2,979            2,196
Less valuation allowance                                        (18,995)         (11,206)
                                                               --------         --------
                                                               $     --         $     --
                                                               ========         ========

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

10. SUPPLEMENTAL CASH FLOW DISCLOSURE:

   (a) Net change in operating assets and liabilities:

                                           Year             Year           Year            Year            From
                                           ended           ended           ended           ended        inception to
                                          June 30,        June 30,        June 30,        June 30,        June 30,
                                           2002             2002            2001            2000            2002
                                           ----             ----            ----            ----            ----
                                           (US$)           (CAN$)          (CAN$)          (CAN$)          (CAN$)
   Loan receivable from an officer        $  (132)        $  (200)        $  --           $  --           $  (200)
   Interest and sales
     tax receivable                            45              68             (63)           (103)           (336)
   Government
     contribution and tax
     credits receivable                       (92)           (139)            (95)           (182)           (450)
   Prepaid expenses                           (95)           (144)            (13)            (30)           (247)
   Accounts payable,
     accrued liabilities
     and compensation costs
     and related liabilities                 (379)           (577)          1,917             186           2,230
                                          -------         -------         -------         -------         -------
                                          $  (653)        $  (992)        $ 1,746         $  (129)        $   997
                                          =======         =======         =======         =======         =======


   (b) Non-cash investing and financing activities:

   Acquisition of property and equipment through capital leases amounts to $685 (US$451) at June 30, 2002 (2001 - $2,581).

   Acquisition of property and equipment of $50 (US$33) is included in accounts payable at June 30, 2002 (2001 - $461). In addition, government contribution receivable of $1,250 deducted from property and equipment in 2001 was reversed in 2002 due to non compliance of confident conditions.

11. FINANCIAL INSTRUMENTS:

   (a) Foreign currency risk management:

   Certain options and warrants are exercisable in US dollars and payable in such currency. Convertible notes are also payable in US dollars. Ultimate proceeds upon exercise of options and warrants as well as repayment of convertible notes, if any, may vary due to fluctuations in the value of the Canadian dollar relative to the US dollar.

   (b) Credit risk:

   Financial instruments that potentially subject the Corporation to significant concentrations of credit risk consist principally of short-term investments and accounts receivable.

   The Corporation has investment policies that require that short-term investments be in commercial papers of recognized institutions evaluated as highly creditworthy.

   In the normal course of business, the Corporation evaluates the financial condition of the parties with which it contracts on a continuing basis and reviews the creditworthiness of all new parties. The Corporation determines an allowance for doubtful accounts to reflect specific risks.

   (c) Fair values:

   The following table presents the carrying amounts and estimated fair values of the Corporation's financial instruments at June 30, 2002 and 2001. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. Fair value estimates are made as of a specific point in time using available information about the financial instrument. These estimates are subjective in nature and often cannot be determined with precision.

                                                June 30, 2002                 June 30, 2001
                                            ----------------------        ----------------------
                                            Carrying        Fair          Carrying        Fair
                                             amount         value          amount         value
                                             ------         -----          ------         -----
Financial assets:
   Cash and cash equivalents                $   686        $   686        $ 2,382        $ 2,382
   Commercial papers and term
     deposits                                 6,358          6,358         19,913         19,913
   Loan receivable from an officer              200            200           --             --
   Interest and sales tax receivable            336            336            404            404

Financial liabilities:
   Accounts payable                           1,199          1,199          1,134          1,134
   Accrued liabilities                          289            289            438            438
   Compensation and related
     liabilities                              1,274          1,274          2,178          2,178


   The carrying amounts of the above-mentioned assets and liabilities approximate their fair value because of the short maturity of these instruments.

   In addition, the fair value of the convertible notes amounts to $11,772 (US$7,750). With respect to 2001, the fair value of the convertible notes and the related 5,800,000 warrants (see note 5) amounted to $15,140 and $3,028, respectively.

   The fair value of the convertible notes (and warrants issued along with the notes in 2001) was established by an independent expert who has utilized recognized financial models including volatility of stock and interest rates.

12. CONTINGENCIES:

   In connection with employee terminations that occurred during the past fiscal year, three employees filed lawsuits claiming various amounts with respect to damage and loss related to their forfeitures and the outcome, if any, is unpredictable at this time. The Corporation believes that the legal actions are without merit and intends to vigorously defend such lawsuits.

13. COMPARATIVE FIGURES:

   Certain of the 2001 comparative figures have been reclassified to conform with the basis of presentation adopted in the current year.

14. SUBSEQUENT EVENT:

   Under the terms of a common stock purchase agreement entered into on August 14, 2002, Lumenon has the option to receive a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw-downs of funds. The draw-downs are subject to certain limitations and the fulfillment of certain conditions, including a provision which limits the investor's holdings to 9.999% of the outstanding shares of Lumenon common stock at any given time and, the receipt of stockholder approval for draw-downs which will result in the issuance of common stock in excess of 19.9% of the common stock issued and outstanding as of the date of the agreement. These limitations and conditions will limit the amount which Lumenon may draw from time to time.

   The price of the shares of common stock to be issued to the investor will be based on a discount from 8% to 13% of the volume weighted average price of the common stock during the draw-down period as defined in the agreement. Lumenon has no obligation to draw down the full amount of the commitment.

      In connection with this agreement, Lumenon issued a warrant to the investor to purchase 140,000 shares of Lumenon's common stock at an exercise price of $0.21 per share, within 30 days of the agreement. Lumenon has undertaken to issue to the investor an additional warrant to purchase 140,000 shares of Lumenon common stock at an exercise price of $0.21 per share.

15.   QUARTERLY FINANCIAL DATA (UNAUDITED):

      The following table contains selected unaudited Statement of Operations information for each quarter of years ended June 30, 2002, 2001 and 2000. The Corporation believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              For the quarters ended
                                              ----------------------
                            September 30,     December 31,      March 31,        June 30,
                                 2001             2001             2002             2002
                                 ----             ----             ----             ----
Revenues                     $        --      $        --      $        --      $        --
Net loss                           5,873            7,293            6,457            4,266
Loss per share                      0.15             0.19             0.16             0.10
Share used in computing
  loss per share              38,748,905       38,763,784       39,441,465       40,984,375
                              ==========       ==========       ==========       ==========

                                               For the quarters ended
                                               ----------------------
                             September 30,     December 31,      March 31,        June 30,
                                  2000             2000             2001             2001
                                  ----             ----             ----             ----
Revenues                      $        --      $        --      $        --      $        --
Net loss                           27,519            7,036            8,670           15,191
Loss per share                       0.80             0.19             0.23             0.39
Shares used in computing
  loss per share               34,511,352       36,471,090       38,361,512       38,478,905
                               ==========       ==========       ==========       ==========

                                                For the quarters ended
                                                ----------------------
                             September 30,     December 31,      March 31,        June 30,
                                  1999             1999             2000             2000
                                  ----             ----             ----             ----

Revenues                      $        --      $        --      $        --      $        --
Net loss                            2,664           12,539          157,647           50,712
Loss per share                       0.13             0.53             6.04             1.58
Shares used in computing
  loss per share               21,116,992       23,583,147       26,100,742       32,040,242
                               ==========       ==========       ==========       ==========

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

                                          LUMENON INNOVATIVE LIGHTWAVE
                                          TECHNOLOGY, INC.


      September 30, 2002                  By: /s/ Gary S. Moskovitz
                                              ---------------------------------
                                              Gary S. Moskovitz
                                              President and Chief Executive
                                              Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                               DATE
/s/ Gary S. Moskovitz       President and Chief Executive       September 30, 2002
----------------------      Officer and Director (Principal
Gary S. Moskovitz           executive officer and principal
                            financial and accounting officer)


/s/ Mark P. Andrews         Vice President, Chief Technology    September 30, 2002
----------------------      Officer and Director
Dr. Mark P. Andrews

                            Chairman of the Board               September 30, 2002
----------------------
Gilles Marcotte

/s/ Piere-Paul Allard       Director                            September 30, 2002
----------------------
Pierre-Paul Allard

/s/ Guy Brunet              Director                            September 30, 2002
----------------------
Guy Brunet

/s/ Pierre-Andre Roy        Director                            September 30, 2002
----------------------
Pierre-Andre Roy

/s/ Michael Wong            Director                            September 30, 2002
----------------------
Michael Wong

                                 CERTIFICATIONS

      I, GARY S. MOSKOVITZ, CERTIFY THAT:

      (1) I have reviewed this annual report on Form 10-K of Lumenon Innovative Lightwave Technology, Inc.;

      (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

      (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: September 30, 2002            /s/ Gary S. Moskovitz
                                    ---------------------------------
                                    Gary S. Moskovitz
                                    President and Chief Executive Officer and
                                    Acting Chief Financial Officer
                                    (principal executive officer and principal
                                    financial officer)

                                INDEX TO EXHIBITS

Exhibit
No.        Description
---        -----------
2.1 (1)    Amended Plan of Reorganization, Merger and Acquisition by which WWV
           Development, Inc. acquired and merged into Lumenon Innovative
           Lightwave Technology, Inc. and acquired Dequet Capital, Inc., dated
           July 7, 1998.

3.1 (2)    Amended and Restated Certificate of Incorporation of the Registrant.

3.2 (3)    Second Amended and Restated By-Laws of the Registrant.

4.1 (1)    Specimen Certificate for Shares of Common Stock.

4.2 (1)    Form of Warrant to acquire shares of common voting stock.

4.3 (4)    Form of Amended and Restated Convertible Note dated October 9, 2001.

10.1 (1)   License Agreement by and between Polyvalor and McGill University and
           Lumenon Innovative Lightwave Technology, Inc.

10.2(1)    Registration Rights Agreement between Lumenon Innovative Lightwave
           Technology, Inc. and Molex Incorporated dated June 21, 1999.

10.3 (5) Termination Agreement among Molex, Lumenon and Certain Stockholders of Lumenon, dated April 5, 2001 by and among Molex Incorporated,
           Molex Fiber Optics, Inc., Lumenon Innovative Lightwave Technology,
           Inc., Lilt Canada Inc., Andrewma Holding Inc., Najafi Holding Inc.,
           Dr. Mark Andrews and Dr. Iraj Najafi.

10.4(4)    Agreement dated as of October 9, 2001 between Lumenon Innovative
           Lightwave Technology, Inc. and Capital Ventures International.

10.5(4)    Agreement dated as of October 9, 2001 between Lumenon Innovative
           Lightwave Technology, Inc. and Castle Creek Technology Partners LLC.

10.6 (4)   Amendment No. 1 to the Securities Purchase Agreement dated as of
           October 9, 2001 by and among Lumenon Innovative Lightwave
           Technology, Inc. and the Investors (as defined herein).

10.7 (4)   Amendment No. 1 Registration Rights Agreement dated as of October 9,
           2001 by and among Lumenon Innovative Lightwave Technology, Inc. and the Investors (as defined herein).

10.8 (6) Agreement of Lease between Liberty Sites Ltd. and LILT Canada, Inc., dated May 19, 2000.

10.9 (6)   License Agreement between Polaroid Corporation and LILT Canada,
           Inc., a subsidiary of Lumenon Innovative Lightwave Technology, Inc., dated July 21, 2000.

#10.10(8)  Employment agreement between the LILT Canada, Inc. and Dr. Mark P.
           Andrews, dated February 27, 2002.

#10.11(2)  Employment agreement between the Registrant and Gary Moskovitz, dated
           May 3, 2001.

10.12(7)   Security Agreement, dated as of October 30, 2001, between Lumenon
           Innovative Lightwave Technology, Inc., Capital Ventures
           International and Castle Creek Technology Partners LLC.

10.13(7)   Deed of Hypothec, dated as of October 30, 2001, between Lumenon
           Innovative Lightwave Technology, Inc. and CIBC Mellon Trust Company.

10.14(7)   Deed of Hypothec, dated as of October 30, 2001, between LILT Canada
           Inc. and CIBC Mellon Trust Company.

#10.15(1)  Stock Option Incentive Plan.

#10.16(7)  Amended and Restated 2001 Director Stock Option Plan.

#10.17(7)  Amended and Restated 2001 Non-Officer, Non-Director Employee Stock
           Incentive Plan.

#10.18(7)  Amended and Restated 2001 Stock Incentive Plan.

+10.19* Joint Development and Marketing Agreement dated as of March 25, 2002 by and between Lumenon Innovative Lightwave Technology, Inc. and
           Poly-Scientific, a business unit of Northrop Grumman.

10.20*     Letter Agreement dated March 15, 2002 by and between Lumenon
           Innovative Lightwave Technology, Inc. and Poly-Scientific, a business unit of Northrop Grumman.

21(1)      Subsidiaries of the Company.

23*        Consent of KPMG LLP.

----------
*     Filed herewith.

+     Portions omitted pursuant to a request for confidential treatment.

# Management contract or compensatory plan or arrangement filed as an exhibit to this form pursuant to Items 14(a) and 14(c) of Form 10-K.

(1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form 10 filed February 23, 2000, as amended (File No. 00-27977), and incorporated herein by reference.

(2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K, as amended, (File No. 00-27977), and incorporated herein by reference.

(3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Current Report on Form 8-K filed August 20, 2001 (File No. 000-27977) and incorporated herein by reference.

(4) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Registration Statement on Form S-8 filed October 11, 2001 (File No. 000-27977) and incorporated herein by reference.

(5) Previously filed with the Securities and Exchange Commission as an Exhibit to the

      Registrant's Current Report on Form 8-K filed April 27, 2001 (File No. 000-27977) and incorporated herein by reference.

(6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K filed September 8, 2000 (File No. 000-27977), and incorporated herein by reference.

(7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed February 14, 2002 (File No. 000-27977), and incorporated herein by reference.

(8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed May 15, 2002 (File No. 000-27977), and incorporated herein by reference.