Form 10-K/A
period 2002-06-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2002-10-28
CIK 1098432

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


                                EXPLANATORY NOTE

      This Amendment No. 1 to the Registrant's Annual Report on Form 10-K, originally filed on September 30, 2002, is being filed to amend and restate Part III of the Annual Report on Form 10-K in its entirety. Part III of this Form 10-K/A will not incorporate by reference to the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders as the Proxy Statement will be filed with the Securities and Exchange Commission later than 120 days after June 30, 2002. This Amendment No. 1 to Annual Report of Form 10-K does not reflect events occurring after the September 30, 2002 filing of our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 or modify or update the disclosures set forth in that Annual Report on Form 10-K in any way. There is no change to the Registrant's consolidated financial statements, the notes to the consolidated financial statements, or the report of the independent auditors.

                       DOCUMENTS INCORPORATED BY REFERENCE


      None.


                           FORWARD-LOOKING STATEMENTS


     This Annual Report on Form 10-K/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to a number of risks and uncertainties. All statements, other than statements of historical facts, included in this Annual Report on Form 10-K/A regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report on Form 10-K/A, the words "will", "believe", "anticipate", "intend", "estimate", "expect", "project" and similar expressions are intended to identify forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or strategic alliances. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including risks described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report on Form 10-K/A. We do not assume any obligations to update any of the forward-looking statements we make.


                                WEB SITE ADDRESS


      Our web site address is www.lumenon.com. References in this Annual Report on Form 10-K/A to www.lumenon.com or any variations of the foregoing or any other uniform resource locator or URL are inactive textual references only. The information on our web site or at any other URL is not incorporated by reference into this Annual Report on Form 10-K/A and should not be considered to be a part of this document.


                                   TRADEMARKS

      Lumenon(TM) and PHASIC(TM) are trademarks of Lumenon Innovative Lightwave Technology, Inc. Other product, company or organization names cited in this Annual Report on

Form 10-K/A may be service marks, trademarks or trade names of their respective companies or organizations.

                                TABLE OF CONTENTS


PART I...............................................................................       1

   Item 1.      Business.............................................................       1

   Item 2.      Properties...........................................................       7

   Item 3.      Legal Proceedings....................................................       8

   Item 4.      Submission of Matters to a Vote of Security Holders..................       8

PART II..............................................................................       9

   Item 5.      Market for Registrant's Common Equity and Related Stockholder
                Matters..............................................................       9

   Item 6.      Selected Financial Data..............................................      10

   Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations................................................      12

   Item 7A.     Quantitative and Qualitative Disclosures about Market Risk...........      28

   Item 8.      Financial Statements.................................................      29

   Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.................................................      29

PART III.............................................................................      30

   Item 10.     Directors and Executive Officers of the Registrant...................      30

   Item 11.     Executive Compensation...............................................      31

   Item 12.     Security Ownership of Certain Beneficial Owners and Management.......      38

   Item 13.     Certain Relationships and Related Transactions.......................      42

   Item 14.     Controls and Procedures..............................................      42

PART IV..............................................................................      43

   Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....      43

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

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.

DIRECTORS OF THE REGISTRANT

         We have a classified board of directors consisting of two class I directors, two class II directors and three class III directors. The class I, class II and class III directors serve until the annual meeting of stockholders to be held in 2003, 2004 and 2002, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

         Set forth below for each member of our board of directors is information concerning his principal occupation and business experience for at least the past five years, the names of other public reporting companies of which he serves as a director and his age and length of service as one of our directors. There are no family relationships among any of our directors and executive officers.

Class I Directors (Terms expire at 2003 annual meeting)

         Pierre-Paul Allard, age 43, has served as a director since 1999. He has served as President and Chief Executive Officer of Cisco Systems Canada Co., the Canadian operation of Cisco Systems Inc., and as Managing Director and in other executive capacities at Cisco Systems Canada Co. since 1993.

         Pierre-Andre Roy, age 61, has served as a director since 2001. He served as President of Bombardier Capital from 1995 until his retirement in February 2000 and as Treasurer of Bombardier Inc. from 1995 to 1996.

Class II Directors (Terms expire at 2004 annual meeting)

         Guy Brunet, age 50, has served as a director since 2000. Mr. Brunet has served as Branch Manager at Canaccord Capital Corporation, a venture capital firm, since April 2000 and as Investment Advisor for RBC Dominion Securities, an investment banking firm, from 1996 to 2000.

         Michael G. Wong, age 52, has served as a director since April 2002. Mr. Wong has served as Vice President, IBM Canada since 1997 and has responsibility for IBM's largest microchip packaging facility located in Bromont, Quebec.

Class III Directors (Terms expire at 2002 annual meeting)

         Mark P. Andrews, age 51, has served as a director and as our Vice President and Chief Technical Officer since 1998. From 1998 to 2001, Dr. Andrews also served as our Secretary. Dr. Andrews served as an Associate Professor in the Department of Chemistry at McGill University from 1990 to 2000 and is currently on a leave of absence from that position. Dr. Andrews is also a member of the Materials Research Society and the International Society for Optical Engineers.

         Gilles Marcotte, age 63, has served as a director since 2000 and as the chairman of the board since 2001. Mr. Marcotte was a partner at KPMG LLP and its predecessor firms from 1979 until his retirement in 1997.

         Gary S. Moskovitz, age 55, has served as a director and as our President and Chief Executive Officer since May 2001 and as our Secretary since June 2001. He has also served as our acting Chief Financial Officer since May 2001. Before joining us, Mr. Moskovitz served as President and Chief Executive Officer of Helysis, Inc., a company in the rapid prototyping systems industry, from 1998 to 2000. Mr. Moskovitz was Executive Vice President and Chief Operating Officer of Quintar Corporation, a company in the electronic printing and networked image server industry, from 1992 to 1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock, collectively referred to as reporting persons, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of Section 16(a) reports filed by the reporting persons and furnished to us, we believe that during fiscal 2002, all filings required to be made by our reporting persons were timely made in accordance with the requirements of the Securities Exchange Act of 1934, other than as follows. Mr. Marcotte filed an amended Form 4 in October 2001 to report a purchase of common stock as a series of separate transactions on a single day rather than as a single transaction on that day. 3474445 Canada Inc. inadvertently omitted to timely file a Form 3 reporting ownership of 4,687,000 shares of common stock. Ownership of these shares was reported on a Form 3 filed in February 2002.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT ARRANGEMENTS

         Gary S. Moskovitz. Mr. Moskovitz is employed by us as our President and Chief Executive Officer pursuant to an employment agreement dated as of May 3, 2001. The agreement provides for an initial base salary of US$414,747 (CDN$630,000) per year, a sign on bonus of US$19,750 (CDN$30,000) and an option to acquire up to 1,500,000 shares of our common stock. This option will vest in full upon change of control of Lumenon. Mr. Moskovitz is also entitled to a potential annual performance bonus equal to 50% of his base salary. For the period of May 7, 2001 to May 6, 2002, this bonus consisted of three performance objectives: (a) US$25,510 (CDN$38,750) upon the execution of a revised licensing agreement with McGill University and Polyvalor regarding certain of our patents, the terms of which are satisfactory to the board of directors; (b) US$25,510 (CDN$38,750) upon execution of a revised agreement with our convertible noteholders, the terms of which are satisfactory to the board of directors; and
(c) US$51,020 (CDN$77,500) upon the accomplishment of either (i) the execution of a financing agreement which provides a minimum of CDN$15,000,000 or US$10,000,000 in working capital for Lumenon, or (ii) customer acceptance of at least 1,000 products (chips or packaged components). In August 2002, the board of directors granted Mr. Moskovitz an extension until December 31, 2002 to accomplish the objective set forth in clause (c) of his performance bonus and also determined that the equity line financing with Crossover Ventures, Inc. entered into in August 2002 would not satisfy the second criterion. For the period from May, 2002 to May, 2003, this bonus will consist of (a) US$103,687 (CDN$157,500) payable in cash and (b) an option to purchase US$103,687 (CDN$157,500) shares of our common stock, which are available to Mr. Moskovitz upon the Company achieving certain product availability and product sales criteria on or before May 31, 2003.

         The agreement also provided that Mr. Moskovitz was entitled to a bridge loan from the Company for a maximum amount of CDN$300,000 at a preferred rate of interest determined by the Royal Bank of Canada and that was repayable within 180 days of its extension. In November 2001, we extended a bridge loan to Mr. Moskovitz for CDN$200,000 which enabled Mr. Moskovitz to purchase a residence in Quebec. The bridge loan was guaranteed by a mortgage on the residence purchased by Mr. Moskovitz. In April 2002, the board of directors approved a 90 day extension for the repayment of the bridge loan. On July 31, 2002, Mr. Moskovitz repaid the bridge loan and all accrued interest and the mortgage against the residence was discharged.

         Throughout the employment period and for a period of twelve months thereafter, the agreement restricts Mr. Moskovitz's ability to engage in activities competitive with those of ours. In addition, throughout the employment period and for a period of eighteen months thereafter, Mr. Moskovitz has agreed that he will not solicit or accept business with respect to products competitive with ours from any of our customers, nor will he hire, take away, or cause to be hired or taken away persons employed by us within the twelve months preceding the date of termination of his employment.

         The agreement may be terminated by us (i) in the event of the death or permanent disability of Mr. Moskovitz, or (ii) if Mr. Moskovitz commits certain acts constituting cause, including a material breach of the agreement. We may terminate Mr. Moskovitz without cause upon 30 days notice to Mr. Moskovitz, provided that we pay him all accrued base salary, any earned but unpaid bonus amounts at the date of termination on a prorated basis and any accrued but unused vacation benefits. If we terminate Mr. Moskovitz without cause, we are required to pay Mr. Moskovitz an amount equal to 15 months base salary and to maintain Mr. Moskovitz's health and insurance benefits, subject to the approval of our group insurers, until the earlier of 15 months from termination or when Mr. Moskovitz obtains other employment. In addition, if Mr. Moskovitz is terminated without cause, Mr. Moskovitz's stock options shall continue to vest until 15 months after his termination whereupon Mr. Moskovitz shall have 90 days to exercise any vested options. If we terminate Mr. Moskovitz without cause prior to May 7, 2003, Mr. Moskovitz shall be entitled to a relocation reimbursement of up to US$69,783 (CDN$106,000). If (i) we assign Mr. Moskovitz duties inconsistent with his salary, bonus, compensation, benefits, office or support staff, (ii) we relocate Mr. Moskovitz outside the United States or Canada without his consent, (iii) we materially breach any of our obligations under the agreement, (iv) we fail to use our best efforts to renew Mr. Moskovitz's work permit, (v) we ask Mr. Moskovitz to perform an illegal act,
(vi) we fail to provide that the employment agreement is expressly assumed by any successor to all or substantially all of our business or assets, (vii) Mr. Moskovitz resigns as a result of unlawful discrimination as evidenced by a final court order, or (viii) Mr. Moskovitz loses his position as a director of Lumenon, and we do not materially remedy the situation within 30 days written notice from Mr. Moskovitz, Mr. Moskovitz shall have the right to terminate his employment with us within 60 days of the occurrence of the applicable event and shall be entitled to the same severance payments and other benefits to which he would have been entitled had we terminated him without cause. Within six months after a transaction in which any party or group obtains ownership of 50% or more of the voting power of our securities or upon a sale of all or 50% or more of our assets, Mr. Moskovitz shall have the right to terminate his employment and shall be entitled to the same severance payments and other benefits to which he would have been entitled had we terminated him without cause. Mr. Moskovitz may, for any reason, terminate the employment agreement upon one month prior written notice to us.

         Mark P. Andrews. Dr. Mark P. Andrews is employed by us as our Vice President and Chief Technical Officer pursuant to an employment agreement dated as of February 27, 2002. The agreement provides for an initial base annual salary of US$181,040 (CDN$275,000) and the right to participate in any bonus program adopted and introduced by us. Pursuant to this agreement, we also granted Dr. Andrews an option to acquire up to 100,000 shares of common stock, which vested immediately. In addition, we agreed to lease an automobile for Dr. Andrews' use and to reimburse Dr. Andrews for all expenses and costs incurred by him related to the operation of the automobile.

         Throughout the employment period and for a period of twelve months thereafter, the agreement restricts Dr. Andrews' ability to engage in activities competitive with our activities. Dr. Andrews has agreed that he will not hire or take away or cause to be hired or taken away any of our employees throughout his employment period and for a period of eighteen months thereafter and that he will not hire any employee who was employed by us during the twelve months preceding the date of Dr. Andrews' termination with us. In addition, Dr. Andrews has agreed that he will not, for any reason, directly or indirectly, solicit or accept business with respect to products competitive with ours from any of our customers, including any prior parties who had been our customers at any time during the twelve month period preceding the date of Dr. Andrews' termination with us.

         The agreement may be terminated by us (i) with cause, as determined in our discretion, by providing Dr. Andrews with his accrued base salary and any accrued but unused vacation benefits earned as of the termination date; and (ii) without cause, by providing Dr. Andrews with his accrued base salary, any earned but unpaid bonus amounts and any accrued but unused vacation benefits earned as of the termination date plus an additional fifteen months of base salary. Dr. Andrews may terminate the employment agreement upon one month prior written notice to us.

SUMMARY COMPENSATION

         The following table sets forth information with respect to the compensation for the fiscal years ended June 30, 2000, June 30, 2001 and June 30, 2002 to Gary S. Moskovitz, our President and Chief Executive Officer and Mark P. Andrews, our Vice President and Chief Technical Officer.

         In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other personal benefits, securities or property which do not exceed the lesser of US$50,000 or 10% of the total annual salary and bonuses for each of the persons shown in the table.


                                                                                                      LONG TERM
                                                             ANNUAL COMPENSATION                COMPENSATION AWARDS
                                                  -----------------------------------------   -----------------------

                                        FISCAL                                 OTHER ANNUAL   SHARES OF COMMON STOCK
NAME AND PRINCIPAL POSITIONS             YEAR       SALARY          BONUS      COMPENSATION     UNDERLYING OPTIONS
----------------------------            ------    -----------    -----------   ------------   ----------------------
Gary S. Moskovitz...................     2002     CDN$630,000    CDN$198,750        --                   --
   President and Chief                   2001      CDN$95,714     CDN$30,000        --               1,500,000
   Executive Officer (1)

Mark P. Andrews.....................     2002     CDN$258,333        --             --                100,000
   Vice President and                    2001     CDN$250,000        --             --                300,000
   Chief Technical Officer               2000     CDN$125,000        --             --                   --

-------------------
(1)  Mr. Moskovitz became our President and Chief Executive Officer in May 2001.

OPTION GRANTS

         The following table contains information concerning stock option grants made in fiscal 2002 to each of the executive officers identified in the Summary Compensation Table above. Each stock option grant has a term of ten years. The per share exercise price of all options described below represents the fair market value of our common stock on the trading date immediately preceding the grant date and are converted into United States dollars using the noon buying rate on the trading date immediately preceding the grant date.

         Amounts described in the following table under the heading "Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term" represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performances of the common stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.



                                                                                      POTENTIAL REALIZABLE VALUE AT
                                                                                      ASSUMED ANNUAL RATES OF STOCK
                                                                                      PRICE APPRECIATION FOR
                                           INDIVIDUAL GRANTS                                OPTION  TERM
                       -------------------------------------------------------------  -----------------------------
                                        PERCENT OF
                         NUMBER OF         TOTAL
                         SHARES OF        OPTIONS
                        COMMON STOCK    GRANTED TO
                         UNDERLYING    EMPLOYEES IN   EXERCISE PRICE PER  EXPIRATION
NAME                  OPTIONS GRANTED   FISCAL YEAR         SHARE            DATE           5%            10%
----                  ---------------  ------------   ------------------  ----------      -----          -----
Gary S. Moskovitz....        --            --                --              --             --             --
Mark P. Andrews......   100,000(1)        6.2%        US$0.22/CDN$0.35    2/27/12         1,100          2,200

-------------------
(1)  The option was granted on February 27, 2002 and vested immediately.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END OPTION VALUES

         The following table sets forth information concerning options exercised during fiscal 2002 by each of the executive officers identified in the Summary Compensation Table above and the number and value of unexercised stock options held by each of those executive officers. Amounts described in the following table under the heading "Value of Unexercised In-the-Money Options at Year-End" are based on the aggregate fair market value of the underlying shares of common stock on June 30, 2002 (US$0.20 per share), less the aggregate option exercise price. Amounts described in the following table under the heading "Value Realized" represent the difference between the aggregate fair market value of the underlying shares of common stock on the date of exercise and the aggregate exercise price.

                                                          NUMBER OF SHARES UNDERLYING      VALUE OF UNEXERCISED IN-THE-MONEY
                             SHARES                     UNEXERCISED OPTIONS AT YEAR-END         OPTIONS AT YEAR-END
                          ACQUIRED ON       VALUE       -------------------------------    ---------------------------------
         NAME               EXERCISE       REALIZED     EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
         ----             -----------      --------     -----------      -------------     -----------      -------------

Gary S. Moskovitz......      --              --          406,250          1,093,750            --               --
Mark P. Andrews........      --              --          300,000            100,000            --               --

DIRECTOR COMPENSATION

         We reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. We pay Mr. Marcotte US$16,458 (CDN$25,000) per year for his service as the chairman of our board of directors. This payment is made directly to Gem Len Inc., of which Mr. Marcotte is a director. Under the amended and restated 2001 director stock option plan, each of our non-employee directors is automatically granted an option to purchase 10,000 shares of our common stock on the date of each annual meeting of stock holders (other than a director who was initially elected to our board at any such annual meeting or, if previously elected, at any time after the prior year's annual meeting of stockholders), provided that he or she is serving as a non-employee director immediately following the date of such annual meeting. In addition, from time to time, in our discretion, we grant equity awards to our non-employee directors under our stock option incentive plan, amended and restated 2001 director stock option plan and amended and restated 2001 stock incentive plan. In the past, it has been our practice to grant an option to purchase 50,000 shares of our common stock to any future non-employee director upon his or her election to our board and to grant each non-employee member of a committee of the board of directors an option to purchase 6,250 shares of our common stock for each committee meeting attended, up to maximum of 25,000 per fiscal year per committee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Allard and Mr. Roy served on our compensation committee throughout fiscal 2002. Mr. Brunet served on the compensation committee during fiscal 2002, until April 2002 when Mr. Wong joined the compensation committee. No executive officer of Lumenon served during the year ended June 30, 2002 as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on our board of directors or compensation committee.

         In connection with the hiring of Gary S. Moskovitz as our President and Chief Executive Officer in May 2001, Mr. Moskovitz entered into an employment agreement with the Company pursuant to which he was entitled to a bridge loan from the Company for a maximum amount of CDN$300,000 at a preferred rate of interest determined by the Royal Bank of Canada and that was repayable within 180 days of its extension. In November 2001, we extended a bridge loan to Mr. Moskovitz for CDN$200,000 which enabled Mr. Moskovitz to purchase a residence in Quebec. The bridge loan was guaranteed by a mortgage on the residence purchased by Mr. Moskovitz. In April 2002, the board of directors approved a 90 day extension for the repayment of the bridge loan. On July 31, 2002, Mr. Moskovitz repaid the bridge loan and all accrued interest and the mortgage against the residence was discharged.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         Lumenon's executive compensation program is administered by the compensation committee of Lumenon's board of directors, which is currently comprised of three non-employee outside directors. The compensation committee is responsible for determining the compensation for each of our executive officers. This report addresses our compensation policies for fiscal 2002 as they affected Lumenon's executive officers, including the executive officers named in the tables above.

         Lumenon's executive compensation program is designed to align executive compensation with our business objectives and individual performance, to underscore the importance of stockholder value creation and to enable Lumenon to attract, retain and reward executive officers who contribute, and are expected to contribute, to Lumenon's long-term success. In establishing executive compensation, the compensation committee is generally guided by the following principles:

    - the total compensation payable to executive officers should be competitive with the compensation paid by comparable companies for officers in comparable positions;

    - the total compensation payable to executive officers should reflect general economic conditions and economic conditions particular to our industry; and

    - individual compensation should include components that reflect the performance of the individual, teamwork and the achievement of corporate objectives.

         The compensation of Lumenon's executive officers primarily consists of a combination of base salary and equity-based compensation.

         The compensation committee subjectively determines the base salary for all executives, by reviewing the salaries for competitive positions in Lumenon's industry, the historical compensation levels of the executives, the individual performance of the executives in the preceding year and salary levels required by any applicable employment agreements. In fixing the base salary of all executive officers in fiscal 2002, the compensation committee reviewed survey data provided to Lumenon by outside resources showing compensation data for companies with revenues comparable to those of Lumenon. The survey contained information obtained from a broad set of companies within Lumenon's industry.

         Awards of stock options under Lumenon's stock incentive plans are designed to more fully align the long-term interests of Lumenon's executives and its stockholders and to assist in the retention of executives. Under each of our stock incentive plans, the exercise price of stock options we award is based upon the market price of Lumenon's common stock on the trading date immediately preceding the date of grant. Therefore, stock options do not become valuable to the holder unless the trading price of Lumenon's common stock increases above the price on the trading date immediately preceding the date of grant. Guidelines used by the compensation committee in awarding stock options to Lumenon's executive officers include the following:

    -    duties and responsibilities of the individual;

    -    performance of the individual;

    - total number of outstanding compensatory stock options granted by Lumenon; and

    -    the size of prior stock option awards to the individual.

         The compensation committee considered the survey data and the other criteria set forth above as a basis for its subjective assessment that the salaries, bonuses and stock option elements of compensation established by it for fiscal 2002, including the base salary of Mr. Moskovitz, were appropriate. In particular, Mr. Moskovitz's compensation was based primarily upon the following factors:

    - Mr. Moskovitz's scope of responsibility, prior employment experience, prior employment performance and salary history; and

    - the value of Mr. Moskovitz's contribution to Lumenon's performance and the anticipated value of Mr. Moskovitz's contribution to Lumenon's future performance.

         In addition to a base salary and stock options, Mr. Moskovitz's compensation also includes a bonus component. Mr. Moskovitz is eligible to receive an annual bonus based upon the achievement of specific objectives established by the board of directors.

         Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for certain compensation in excess of US$1 million paid to the company's chief executive officer and the four other most highly compensated executive officers. Certain compensation, including qualified performance-based compensation, will not be subject to the deduction limit if certain requirements are met. The compensation committee reviews the potential effect of Section 162(m) periodically and generally seeks to structure the long-term incentive compensation granted to its executive officers in a manner that is intended to avoid disallowance of deductions under Section 162(m). Nevertheless, there can be no assurance that compensation attributable to awards granted under our stock incentive plans will be treated as qualified performance-based compensation under Section 162(m). In addition, the compensation committee may in the future reserve the right to use its judgment to authorize compensation payments, including stock-based compensation, that may be in excess of the limit when the compensation committee believes such payments are appropriate and in the best interest of our stockholders, after taking into consideration changing business conditions and the performance of our employees.

         By the compensation committee of the Board of Directors of Lumenon Innovative Lightwave Technology, Inc.,

                                       Pierre-Andre Roy, Chairman
                                       Pierre-Paul Allard
                                       Michael G. Wong (since April 24, 2002)


COMPARATIVE STOCK PERFORMANCE

         The following graph compares the cumulative total stockholder return on our common stock with the cumulative return of (a) the Russell 2000 Index and
(b) an industry index of communication equipment companies compiled by Media General Financial Services, comprised of companies that design, develop, manufacture and market equipment for the communication industry. The graph assumes the investment of $100 on March 2, 2000, the date on which our common stock was registered under Section 12 of the Securities Exchange Act of 1934, as amended, in our common stock, the Russell 2000 Index and the communication equipment index prepared by Media General Financial Services, and assumes dividends, if any, are reinvested. The measurement point is the last trading day for the fiscal year ending June 30, 2002.

                                    [GRAPH]








                                                  MARCH 2, 2000      JUNE 30, 2000    JUNE 30, 2001     JUNE 30, 2002
                                                  -------------      -------------    -------------     -------------
COMPANY/MARKET/INDEX
--------------------
Lumenon Innovative Lightwave Technology, Inc....       $100              $54.45           $ 1.53            $ 0.57

Media General Communication Equipment Index.....        100               83.94            27.48             15.89

Russell 2000 Index..............................        100               89.48            88.69             79.98

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth information concerning our stock incentive plans, as of June 30, 2002, including the number of securities issued pursuant to each of the plans, the weighted-average of the exercise price of the underlying securities and the number of securities available for future issuance under each plan. Each of the Stock Option Incentive Plan, the Amended and Restated 2001 Stock Incentive Plan and the Amended and Restated 2001 Director Stock Option Plan have been approved by our board of directors and our stockholders. Our Amended and Restated 2001 Non-Officer, Non-Director Employee Stock Incentive Plan, a description of which follows below, was approved by our board of directors.


                                                                                               NUMBER OF SECURITIES
                                                                                               REMAINING AVAILABLE FOR
                                              NUMBER OF SECURITIES                             FUTURE ISSUANCE UNDER
                                               TO BE ISSUED UPON        WEIGHTED-AVERAGE        EQUITY COMPENSATION
                                                  EXERCISE OF          EXERCISE PRICE OF          PLANS (EXCLUDING
                                              OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                                              WARRANTS AND RIGHTS      WARRANTS AND RIGHT            COLUMN (a)
                  PLAN CATEGORY                      (a)                      (b)                      (c)(1)
                  -------------               --------------------    -------------------     -----------------------
Equity compensation plans                            4,502,500                 $7.63                 5,027,350
   approved by security holders (2)
Equity compensation plan                             1,197,500                 $0.48                   790,833
   not approved by security holders (3)

-------------------
(1) In addition to being available for future issuance upon exercise of options that may be granted after June 30, 2002, 3,581,250 shares under the Amended and Restated 2001 Stock Incentive Plan may instead be issued in the form of restricted stock.

(2) Consists of the following equity compensation plans: the Stock Option Incentive Plan, the Amended and Restated 2001 Stock Incentive Plan and the Amended and Restated 2001 Director Stock Option Plan.

(3) Consists of the Amended and Restated 2001 Non-Officer, Non-Director Employee Stock Incentive Plan.

         In August 2001 we adopted the Amended and Restated 2001 Non-Officer, Non-Director Employee Stock Incentive Plan. In conjunction with the Amended and Restated 2001 Stock Incentive Plan and Amended and Restated 2001 Director Stock Option Plan, this plan is intended to replace our Stock Option Incentive Plan. Up to 2,000,000 shares of our common stock (subject to adjustment in the event of stock splits and other events) may be issued pursuant to awards granted under this plan.

Types of Awards

         The Amended and Restated 2001 Non-Officer, Non-Director Employee Stock Incentive Plan provides for the grant of non-statutory stock options. Employees who are granted awards pursuant to the plan receive the right to purchase a specified number of shares of our common stock at a specified option price and subject to such other terms and conditions as are specified in connection with the option grant. The exercise price of the options granted, which may be greater than, equal to or less than the fair market value of our common stock on the date of grant, is determined by the board of directors at the time of grant. Options may not be granted for a term in excess of ten years. The plan permits the following forms of payment of the exercise price of options: (i) payment by cash or certified or bank check, (ii) delivery to us of an irrevocable undertaking by a broker to deliver sufficient funds or (iii) delivery to us of irrevocable instructions to a broker to deliver sufficient funds.

Eligibility to Receive Awards

         Full-time employees, other than those employees who are also officers or directors of Lumenon or its subsidiaries, are eligible to be granted awards under the plan. The maximum number of shares with respect to which awards may be granted to any participant during any year under the plan may not exceed 1,923,943 shares (equal to 5% of the number of shares of our outstanding common stock on August 14, 2001, the date the plan was approved by our board of directors).

         As of June 30, 2002, approximately 92 persons were eligible to receive awards under the plan. As of June 30, 2002, options to purchase 1,297,500 shares of our common stock had been granted to our employees and pursuant to these option grants, 245,417 shares of our common stock had vested and 11,667 shares of our common stock had been exercised.

Administration

         The plan is administered by our board of directors. Our board of directors has the authority to adopt, amend and repeal the administrative rules, guidelines and practices relating to the plan and to interpret the provisions of the plan. Pursuant to the terms of the plan, our board of directors may delegate authority under the plan to one or more committees or subcommittees of our board of directors. Accordingly, our board of directors has delegated to the compensation committee authority to administer certain aspects of the plan. In addition, our board of directors may at any time amend, suspend or terminate the plan.

         If any award expires or is terminated, surrendered, canceled or forfeited, the unused shares of common stock covered by such award will again be available for grant under the plan. No option may be granted under the plan after August 13, 2011. However, awards previously granted may extend beyond that date.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 15, 2002 with respect to the beneficial ownership of shares of our common stock by:

         - each person known to us to own beneficially more than 5% of our outstanding shares of common stock;

         -    our directors;

         - our President and Chief Executive Officer and our one other executive officer who was serving as an executive officer on June 30, 2002; and

         -    all of our directors and executive officers as a group.

         As of September 15, 2002, we had 41,145,197 shares of common stock outstanding

         The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days after September 15, 2002 through the exercise or conversion of any stock option, warrant, preferred stock or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, to our knowledge, based upon information produced by the persons and entities named in the table, each person or entity named in the table has sole voting power and investment power, or shares voting and/or investment power with his spouse, with respect to all shares of capital stock listed as owned by that person or entity.

         The address of each of our executive officers and directors is c/o Lumenon Innovative Lightwave Technology, Inc., 8851 Trans-Canada Highway, St-Laurent, Quebec, Canada H4S 1Z6.


                                                                            AMOUNT AND NATURE
                                                                         OF BENEFICIAL OWNERSHIP
                                                                   -------------------------------------
                                                                   NUMBER OF SHARES     PERCENT OF CLASS
                                                                   ----------------     ----------------
NAME OF BENEFICIAL OWNER
------------------------
5% STOCKHOLDERS:
Andrewma Holding Inc. (1)...............................               4,687,500             11.4%
     c/o Lumenon Innovative Lightwave Technology, Inc.
     8851 Trans-Canada Highway
     St-Laurent, Quebec, Canada  H4S 1Z6

3474445 Canada Inc. (2).................................
     c/o Lumenon Innovative Lightwave Technology, Inc.                 4,687,500             11.4%
     8851 Trans-Canada Highway
     St-Laurent, Quebec, Canada  H4S 1Z6


DIRECTORS AND EXECUTIVE OFFICERS:

Pierre-Paul Allard (3)..................................                 147,500              0.4%

Mark P. Andrews (4).....................................               5,035,000             12.2%

Guy Brunet (5)..........................................                 211,000              0.5%

Gilles Marcotte (6).....................................                 235,450              0.6%

Gary S. Moskovitz (7)...................................                 577,500              1.4%

Pierre-Andre Roy (3)....................................                 266,250              0.6%

Michael G. Wong (3).....................................                  12,500               *

All executive officers and directors as a group
 (7 persons) (8).........................................              6,485,200             15.8%

-----------------

*        Less than 1%

(1) Consists of 4,687,500 shares held directly by Andrewma Holding Inc., as exercised by its sole stockholder, 3474445 Canada Inc. Mark P. Andrews is the sole stockholder of 3474445 Canada Inc. Dr. Andrews disclaims beneficial ownership of such shares.

(2) Consists of 4,687,500 shares beneficially held by 3474445 Canada Inc., as exercised by its sole stockholder, Mark P. Andrews. The shares are held directly by Andrewma Holding Inc. 3474445 Canada Inc. is the sole stockholder of Andrewma Holding Inc. Dr. Andrews disclaims beneficial ownership of such shares.

(3) Consists solely of stock options exercisable within 60 days of September 15, 2002.

(4) Consists of 4,687,500 shares held directly by Andrewma Holding Inc., as exercised by its sole stockholder, 3474445 Canada Inc., of which Mr. Andrews is the sole stockholder and 47,500 shares held by Dr. Andrew's spouse. Dr. Andrews disclaims beneficial ownership of such shares. Also consists of 300,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 15, 2002.

(5) Includes 210,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 15, 2002.

(6) Includes 14,000 shares of common stock held by Gem Len, Inc., of which Mr. Marcotte serves as a director, and 11,000 held by Mr. Marcotte's spouse. Mr. Marcotte disclaims beneficial ownership of such shares. Also includes 203,750 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 15, 2002.

(7) Includes 562,500 shares of common stock issuable upon exercise of stock options exercisable within 60 days of September 15, 2002.

(8) Includes 1,702,500 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of September 15, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the hiring of Gary S. Moskovitz as our President and Chief Executive Officer in May 2001, Mr. Moskovitz entered into an employment agreement with the Company pursuant to which he was entitled to a bridge loan from the Company for a maximum amount of CDN$300,000 at a preferred rate of interest determined by the Royal Bank of Canada and that was repayable within 180 days of its extension. In November 2001, we extended a bridge loan to Mr. Moskovitz for CDN$200,000 which enabled Mr. Moskovitz to purchase a residence in Quebec. The bridge loan was guaranteed by a mortgage on the residence purchased by Mr. Moskovitz. In April 2002, the board of directors approved a 90 day extension for the repayment of the bridge loan. On July 31, 2002, Mr. Moskovitz repaid the bridge loan and all accrued interest and the mortgage against the residence was discharged.

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
                               ==========       ==========       ==========       ==========

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          LUMENON INNOVATIVE LIGHTWAVE
                                          TECHNOLOGY, INC.



      October 28, 2002                    By: /s/ Gary S. Moskovitz
                                              ---------------------------------
                                              Gary S. Moskovitz
                                              President and Chief Executive
                                              Officer

                                 CERTIFICATIONS

      I, GARY S. MOSKOVITZ, CERTIFY THAT:

      (1) I have reviewed this annual report on Form 10-K/A of Lumenon Innovative Lightwave Technology, Inc.;

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


Date: October 28, 2002              /s/ Gary S. Moskovitz
                                    ---------------------------------
                                    Gary S. Moskovitz
                                    President and Chief Executive Officer and
                                    Acting Chief Financial Officer
                                    (principal executive officer and principal
                                    financial officer)

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

#10.15(1)  Stock Option Incentive Plan.

#10.16(7)  Amended and Restated 2001 Director Stock Option Plan.

#10.17(7)  Amended and Restated 2001 Non-Officer, Non-Director Employee Stock
           Incentive Plan.

#10.18(7)  Amended and Restated 2001 Stock Incentive Plan.


+10.19(9)  Joint Development and Marketing Agreement dated as of March 25, 2002 by and between Lumenon Innovative Lightwave Technology, Inc. and
           Poly-Scientific, a business unit of Northrop Grumman.



10.20(9)   Letter Agreement dated March 15, 2002 by and between Lumenon
           Innovative Lightwave Technology, Inc. and Poly-Scientific, a business unit of Northrop Grumman.


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


(9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Registrant's Annual Report on Form 10-K filed September 30, 2002 (File No. 000-27977), and incorporated herein by reference.