Form 10-Q
period 2002-09-30
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2002-11-14
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                ---------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:             September 30, 2002
                                    -----------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ___________________

                        Commission File Number:    000-27977
                                                --------------


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

         Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 41,145,197 shares of common stock, $.001 par value, as of November 8, 2002

                  LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION............................................  1
         Item 1.  Financial Statements....................................  1
         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..................... 10
         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk............................................. 23
         Item 4.  Controls and Procedures................................. 24
PART II. OTHER INFORMATION................................................ 25
         Item 1.  Legal Proceedings....................................... 25
         Item 4.  Submission of Matters to a Vote of Security Holders..... 25
         Item 6.  Exhibits and Reports on Form 8-K........................ 25
SIGNATURES................................................................ 27
CERTIFICATIONS............................................................ 27

                           FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, otherwise known as the Exchange Act. All statements in this quarterly report, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words "believe", "anticipate," "estimate", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Which May Affect Future Results" and elsewhere in this quarterly report, and in other documents we have filed with the Securities and Exchange Commission, otherwise known as the SEC.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited, in thousands of Canadian dollars)


---------------------------------------------------------------------------------------------------------------
                                                         September 30,     September 30,          June 30,
                                                                 2002               2002              2002
---------------------------------------------------------------------------------------------------------------
                                                                (US$)             (CAN$)            (CAN$)
                                                             (note 6)
ASSETS

Current assets:
     Cash and cash equivalents                               $   1,923         $   3,050         $     686
     Commercial papers and term deposits                            --                --             6,358
     Loan receivable from an officer                                --                --               200
     Interest, sales tax and other receivables                     101               160               336
     Tax credits receivable                                        560               888               450
     Prepaid expenses                                              245               389               247
---------------------------------------------------------------------------------------------------------------
                                                                 2,829             4,487             8,227

Deposits                                                           447               709               784
Property and equipment (note 3)                                  9,557            15,161            16,395
---------------------------------------------------------------------------------------------------------------
                                                             $  12,833         $  20,357         $  25,456
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $     468         $     743         $   1,199
     Accrued liabilities                                           181               287               289
     Compensation and related liabilities                          504               800             1,274
     Obligations under capital leases                              717             1,137             1,163
---------------------------------------------------------------------------------------------------------------
                                                                 1,870             2,967             3,925

Obligations under capital leases                                   255               405               666
Convertible notes (note 4)                                       7,354            11,666            10,594

Stockholders' equity:
     Share capital (note 5)                                         39                61                61
     Additional paid-in capital                                200,182           317,549           317,114
     Accumulated deficit during the development stage         (196,867)         (312,291)         (306,904)
---------------------------------------------------------------------------------------------------------------
                                                                 3,354             5,319            10,271

Contingencies (note 8)
Subsequent event (note 9)

---------------------------------------------------------------------------------------------------------------
                                                             $  12,833         $  20,357         $  25,456
===============================================================================================================

See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited, in thousands of Canadian dollars, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------------
                                                          Three months         Three months        Three months               From
                                                                 ended                ended               ended       inception to
                                                         September 30,        September 30,       September 30,          September
                                                                  2002                 2002                2001           30, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                 (US$)               (CAN$)              (CAN$)              (CAN$)
                                                              (note 6)
Expenses:
     Research and development                            $        816         $      1,295         $      1,214         $ 234,183
     Research tax credits                                        (275)                (437)                (108)           (1,830)
------------------------------------------------------------------------------------------------------------------------------------
                                                                  541                  858                1,106           232,353

     General and administrative                                 1,152                1,828                1,857            34,015
     Depreciation and amortization                                845                1,340                1,371            12,764
     Write-down of property and equipment                          --                   --                  323             3,994
------------------------------------------------------------------------------------------------------------------------------------
                                                                1,997                3,168                3,551            50,773

Other expenses:
     Interest expense                                             215                  341                  456             4,303
     Interest income                                              (38)                 (60)                (392)           (3,083)
     Financing charges                                            265                  420                  574            27,554
     Loss on foreign exchange                                     416                  660                  578               391
------------------------------------------------------------------------------------------------------------------------------------
                                                                  858                1,361                1,216            29,165
------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                 $      3,396         $      5,387         $      5,873         $ 312,291
====================================================================================================================================

Net loss per share:
     Basic and diluted                                   $       0.08         $       0.13         $       0.15
===============================================================================================================

Weighted average number of shares used to compute
loss per share - basic and diluted                         41,052,547           41,052,547           38,478,905
===============================================================================================================


See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited, in thousands of Canadian dollars, except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                                                                   Three          Three             Three              From
                                                                  months         months            months      inception to
                                                                   ended          ended             ended         September
                                                               September      September         September          30, 2002
                                                                30, 2002       30, 2002          30, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                                   (US$)         (CAN$)            (CAN$)            (CAN$)
                                                                (note 6)
Cash flows from operating activities:
   Net loss                                                     $(3,396)        $(5,387)        $ (5,873)        $(312,291)
   Adjustment for:
     Compensation costs                                             115             183              352             6,198
     Interest on convertible notes                                  168             267              365             3,685
     Common shares issued for services                               --              --               --           217,359
     Depreciation and amortization                                  845           1,340            1,371            12,764
     Write-down of property and equipment                            --              --              323             3,994
     Loss (gain) on disposal of property and equipment              (15)            (24)              --                68
     Financing charges                                              265             420              574            27,554
     Unrealized loss on foreign exchange                            402             637              745             2,823
   Net change in operating assets and liabilities                  (642)         (1,018)          (1,181)              (21)
------------------------------------------------------------------------------------------------------------------------------
                                                                 (2,258)         (3,582)          (3,324)          (37,867)

Cash flows from financing activities:
     Proceeds from issuance of common shares                         --              --               --            23,153
     Principal repayments of obligations under capital             (241)           (383)            (312)           (2,424)
       leases
     Proceeds from issuance of convertible notes, net of
       issue cost                                                    --              --               --            48,681
     Share issue expenses                                            --              --               --            (1,138)
     Deposit on subscription of shares                               --              --               --               147
     Cash from the acquisition of a subsidiary                       --              --               --               814
------------------------------------------------------------------------------------------------------------------------------
                                                                   (241)           (383)            (312)           69,233

Cash flows from investing activities:
     Purchase of commercial papers and term deposits                 --              --               --          (302,934)
     Disposal of commercial papers and term deposits              4,008           6,358            1,676           302,934
     Additions to property and equipment                            (33)            (53)            (164)          (27,584)
     Disposal of property and equipment                              15              24               28                52
     Deposits                                                        --              --              150              (784)
------------------------------------------------------------------------------------------------------------------------------
                                                                  3,990           6,329            1,690           (28,316)
------------------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents              1,491           2,364           (1,946)            3,050
Cash and cash equivalents, beginning of period                      432             686            2,382                --
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                        $ 1,923         $ 3,050         $    436         $   3,050
------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lumenon Innovative Lightwave Technology, Inc. ("Lumenon" or the "Corporation") as of September 30, 2002 and June 30, 2002, its results of operations and cash flows for the three-month period ended September 30, 2002 and 2001 and from inception to September 30, 2002.

     While management believes that the disclosures presented are adequate, these consolidated financial statements and notes should be read in conjunction with the Corporation's consolidated financial statements at June 30, 2002, included in the Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, as filed with the SEC on September 30, 2002, and amended by Amendment No. 1 filed with the SEC on October 28, 2002.

1.   ORGANIZATION AND BUSINESS ACTIVITIES:

     Lumenon was incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc. ("WWV"). In July 1998, under an acquisition plan, WWV acquired all of the issued and outstanding shares of LILT Canada Inc. ("LILT"), a Canadian corporation. As consideration for the acquisition, WWV issued 12,200,000 shares of common stock to the shareholders of LILT, resulting in a change in control. Under applicable accounting rules, LILT was deemed the acquiring corporation and, as a result, these consolidated financial statements present the results of operations and cash flows of LILT since its inception, March 2, 1998. Upon consummation of the acquisition, WWV changed its name to Lumenon.

     Under the acquisition plan mentioned above, Lumenon issued 4,000,000 shares of common stock to acquire Dequet Capital, Inc., a Nevada corporation. Dequet Capital, Inc.'s only asset was cash in the amount of $814 (US$540). This corporation was subsequently dissolved.

     The Corporation's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon's current activities are performed only through LILT, in Canada.

     Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, the Corporation

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

opened a 53,000-square-foot facility. This facility serves as the Corporation's headquarters and, when operative, will be capable of high-volume manufacturing. In March 2001, in response to a perceived market downturn for optical components, the Corporation re-focused its strategy from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic solutions.

     The Corporation is subject to a number of risks, including the overall economic environment in its field of activities, the successful development and marketing of its technology and the attraction and retention of key personnel.

     The Corporation's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Corporation has no current source of revenue. Without the realization of additional capital, it would be unlikely for the Corporation to continue as a going concern. It is management's plan to seek additional capital in order to finalize the development of its products and to enter into the commercialization phase of such products. In connection therewith and as part of management's plan, the Corporation entered into a common stock purchase agreement in August 2002 (see note 5(c)). However, limitations and conditions contained in the common stock purchase agreement will restrict the Corporation's ability to obtain substantial funds under the agreement and accordingly, the Corporation will need to secure additional funding to continue as a going concern.

2.   ACCOUNTING CHANGES:

     (a)  Impairment or disposal of long-lived assets

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including discontinued operations, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

     SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------


or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS 144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

     Lumenon adopted the provisions of SFAS 144 effective July 1, 2002. The adoption of SFAS 144 did not have a material effect on the business, results of operations, and financial conditions of Lumenon.

     (b)  Costs associated with exit or disposal activities

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

3.   PROPERTY AND EQUIPMENT:

-------------------------------------------------------------------------------
                                                          September 30, 2002
-------------------------------------------------------------------------------
                                                        Accumulated    Net book
                                               Cost    depreciation     value
------------------------------------------------------------------------------
Plant equipment and laboratory installation   $23,216    $ 10,572      $12,644
Leasehold improvements                          1,801         527        1,274
Office equipment and fixtures                   1,329         614          715
Computer equipment and software                 1,348         885          463
Vehicle equipment                                 183         118           65
------------------------------------------------------------------------------
                                              $27,877    $ 12,716      $15,161
------------------------------------------------------------------------------

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

     Cost and net book value of plant equipment, laboratory installation and vehicle equipment held under capital leases amount to $3,912 and $1,631, respectively, as of September 30, 2002.

4.   CONVERTIBLE NOTES:

     The Corporation completed a financing in July 2000 involving the issuance of convertible notes in the aggregate principal amount of $51,243 (US$35,000). Due to the terms and conditions of the financing, the convertible notes were discounted and are presented net of the debt discount. Amortization is presented under financing charges in the consolidated statements of operations.

     On October 9, 2001, the convertible notes were amended and restated and the conversion price of the notes was fixed at US$1.44 per share. The convertible notes with related accrued interest are payable on or before July 25, 2005. Since the date of issuance, a portion of the convertible notes including related interest has been converted into shares of common stock and as of September 30, 2002, $14,039 (US$8,850) of the gross principal amount remains outstanding.

5.   SHARE CAPITAL:

--------------------------------------------------------------------------------
                                                         September 30,  June 30,
                                                              2002        2002
--------------------------------------------------------------------------------
Authorized:
5,000,000 shares of undesignated preferred stock, par
      value of US$0.001 per share
100,000,000 shares of common stock, par value of
      US$0.001 per share
Issued and outstanding:
41,145,197 shares of common stock
      (June 30, 2002: 40,984,375)                            $61           $61

--------------------------------------------------------------------------------

     (a)  Issuance of stock:

     During the three-month period ended September 30, 2002, the Corporation issued 160,822 shares of common stock as a result of the conversion of CDN$252 (US$159) of principal and interest accrued on convertible notes.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

     (b)  Stock option plan:

     Changes in outstanding options for the three-month period ended September 30, 2002 were as follows:

 -------------------------------------------------------------------------------
                                                          Weighted average
                                             Number  exercise price per share
 -------------------------------------------------------------------------------
 Options outstanding, June 30, 2002        5,284,250
 Granted                                     558,750      $0.77 (US$0.48)
 Cancelled                                 (203,667)      $4.98 (US$3.14)
 Exercised                                        --            --
 -------------------------------------------------------------------------------
 Options outstanding, September 30, 2002   5,639,333
 -------------------------------------------------------------------------------

     As of September 30, 2002, options to purchase 5,639,333 shares of common stock were outstanding, of which 2,593,375 were exercisable.

     (c) Under the terms of a common stock purchase agreement entered into as of August 14, 2002, Lumenon has the option to receive a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw downs of funds. The draw downs are subject to certain limitations and the fulfillment of certain conditions, including a provision which limits the investor's holdings to 9.999% of the outstanding shares of Lumenon common stock at any given time, provisions which limit the amount Lumenon may draw down at any one time based on Lumeon's stock price and trading volume and the receipt of stockholder approval, which was obtained on October 9, 2002, for draw downs which would result in the issuance of common stock in excess of 19.9% of the common stock issued and outstanding as of the date of the agreement. These limitations and conditions limit the amount that Lumenon may draw down from time to time.

     The price of the shares of common stock to be issued to the investor will be based on a discount from 8% to 13% of the volume weighted average price of the common stock during the draw down period as defined in the agreement. Lumenon has no obligation to draw down the full US$14,000,000 amount of the commitment.

6.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of the Corporation is the Canadian dollar.

LUMENON INNOVATIVE LIGHTWAVE
TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)

Notes to Consolidated Financial Statements (Unaudited)

Three-month period ended September 30, 2002 and 2001 and period from inception (March 2, 1998) to September 30, 2002.
(in thousands of Canadian dollars, except per share amounts)

--------------------------------------------------------------------------------

     US dollar amounts presented on the balance sheets, statements of operations and cash flows are provided for convenience of reference only and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at September 30, 2002, which was 1.5863 Canadian dollars per US dollar.

7.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     Non-cash investing and financing activities:

     Acquisition of property and equipment through capital leases amounted to $96 for the three-month period ended September 30, 2002.

     Capital expenditures of $7 are included in accounts payable at September 30, 2002.

8.   CONTINGENCIES:

     (a) In connection with employee terminations that occurred during fiscal 2001, two employees filed lawsuits claiming various amounts totaling approximately $402. The outcome of the lawsuits is unpredictable at this time. The Corporation believes that the legal actions are without merit and intends to vigorously defend such lawsuits.

     (b) On August 30, 2002, the Corporation announced the temporary layoff of 37 employees. Severance accruals may be required if the layoff becomes permanent. Subsequent to September 30, 2002, an employee filed a claim for approximately $142 against the Corporation in connection with the layoff. The outcome of the lawsuit is unpredictable at this time. The Corporation believes that the legal action is without merit and intends to vigorously defend the lawsuit.

9.   SUBSEQUENT EVENT:

     On October 9, 2002 at a special meeting of stockholders, the Corporation's stockholders approved (a) a private equity financing facility with Crossover Ventures, Inc. pursuant to which the Corporation could issue up to US$14,000,000 worth of the Corporation's common stock and has issued warrants convertible into shares of the Corporation's common stock; and (b) an amendment to the Corporation's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 250,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. All statements in this quarterly report, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words "believe", "anticipate," "estimate", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us as described below under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Which May Affect Future Results" and elsewhere in this quarterly report, and in other documents we have filed with the SEC.

RESULTS OF OPERATIONS

     Lumenon is a development stage enterprise that has not realized any material revenues from operations to date.

     On August 14, 2002, we received formal notification from The Nasdaq Stock Market, Inc. that we had been granted a 180 day grace period, until February 10, 2003, to gain compliance with Nasdaq's $1.00 minimum bid requirement. If we do not gain compliance with the minimum bid price requirement by that date, we may be delisted from The Nasdaq SmallCap Market.

     On August 30, 2002, we announced the reduction of our workforce, through temporary layoffs, by 37 employees.

     Research and Development Expenses. Research and development expenses for the three-month period ended September 30, 2002, net of tax credits and grants, were CDN$858,000 (US$541,000), compared to CDN$1.1 million during the same period in 2001, a net decrease of CDN$248,000 or 23%. This decrease was due to the recognition during the three-month period ended September 30, 2002 of tax credits and grants from prior years of CDN$437,000 as a result of the Canadian federal government audit assessment of research and development grants for 2000 and 2001.

     General and Administrative Expenses. General and administrative expenses were CDN$1.9 million (US$1.2 million) during the three-month period ended September 30, 2002, compared to CDN$1.9 million for the same period in 2001. During the three-month period ended September 30, 2002, professional fees increased by CDN$588,000, mainly attributable to the increased effort spent on obtaining financing and related activities. This increase was offset by a decrease of CDN$562,000 in salaries and fringe benefits due to a reduction in the number of general and administration employees compared to the same period in 2001.

     Depreciation and amortization of property and equipment was CDN$1.3 million (US$845,000) during the three-month period ended September 30, 2002, compared to CDN$1.4 million for the same period in 2001, a decrease of approximately CDN$31,000 or 2%. This decrease was due to the fact that during the quarter ended September 30, 2002, no write-down on equipment was recorded compared to a write-down of CDN$323,000 for the same period in 2001.

     Other Expenses. Other expenses, net of interest income, amounted to CDN$1.4 million (US$858,000) during the three-month period ended September 30, 2002, compared to CDN$1.2 million during the same period in 2001, an increase of CDN$145,000 or 12%. This increase was mainly due to a decrease in interest income recorded during the three-month period ended September 30, 2002, which amounted to CDN$60,000 (US$38,000), compared to interest income of CDN$392,000 for the same period in 2001, as a result of a decrease in cash and cash equivalents, commercial papers and term deposits. Interest expense was CDN$341,000 (US$215,000) during the three-month period ended September 30, 2002, compared to CDN$456,000 for the same period in 2001, a decrease of CDN$115,000 or 25%. This decrease was due to a decrease in the outstanding principal amount of the convertible notes, which decreased by CDN$200,000 (US$126,000) during the quarter ended September 30, 2002. Financing charges amounted to CDN$420,000 (US$265,000) for the three-month period ended September 30, 2002, compared to CDN$574,000 for the same period in 2001, a decrease of CDN$154,000 or 27%, also due to a decrease in the outstanding principal amount of the convertible notes.

     As a result of the above expenses, our net loss for the three-month period ended September 30, 2002 was CDN$5.4 million (US$3.4 million) or CDN$0.13 (US$.08) per share, compared to CDN$5.9 million or CDN$0.15 per share for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2002, we had cash and cash equivalents of CDN$3.0 million (US$1.9 million) as compared to CDN$7.0 million as of June 30, 2002 (including commercial papers and terms deposits).

     If the convertible notes and related unpaid interest calculated at the rate of 7.5% per year are not converted into additional common stock upon maturity, on July 25, 2005 we will be required to pay to the investors an aggregate of CDN$19.3 million (US$12.3 million). During the three-month period ended September 30, 2002, we issued 160,822 shares of common stock as a result of the conversion of principal and interest accrued under the convertible notes of CDN$252,000 (US$159,000).

     We terminated a total of 28 employees during fiscal 2001 and 2002 and temporarily laid off 37 employees during the three-month period ended September 30, 2002. To date, three employees have filed lawsuits claiming damages and other losses related to their severance. The outcome of these lawsuits is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend each lawsuit.

     In order to become profitable, we will have to devote substantial resources to our research and development efforts and the marketing and manufacturing programs associated with the commercialization of our products. Our ability to succeed will depend on numerous factors, including the receipt of funding to support these efforts, the progress, level and timing of our research and development activities, the status of competitive products and our ability to defend our intellectual property rights. Our cash balance at September 30, 2002 was CDN$3.0 million, which should, in management's estimation, be sufficient to meet our financial needs for at least the next four months, excluding unforeseen significant capital expenditures. We have no current source of revenue and as a result, in order to remain a going concern, we must raise substantial funding by selling additional equity or debt securities, selling some or all of our assets, or licensing potentially valuable technologies to third parties. The sale of additional equity will result in further dilution to our stockholders and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain this additional funding, we will be required to reduce the scope of our planned research, development and commercialization activities, which could harm our financial condition and operating results, sell some or all of our assets, license potentially valuable technologies to third parties, or cease operations. We have no other significant financial obligations at September 30, 2002, other than operating lease commitments for our premises and equipment and employment agreements.

     We do not believe that inflation has had a significant impact on our results of operations.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In our business and condensed consolidated financial statements, significant judgments are made in the area of Impairment of Long-Lived Assets. Actual results could differ materially from these estimates.

ACCOUNTING CHANGES

 (a) Impairment or disposal of long-lived assets

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 applies to certain long-lived assets, including discontinued operations, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, SFAS 144 significantly changes the criteria that would have to be met to classify an asset as held-for-sale.

     SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS

144 also broadens the reporting of discontinued operations to include the disposal of a component of an entity provided that the operations and cash flows of the component will be eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

     We adopted the provisions of SFAS 144 effective July 1, 2002. The adoption of SFAS 144 did not have a material effect on our business, results of operations, and financial conditions.

 (b) Costs associated with exit or disposal activities

     In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

RECENT DEVELOPMENTS

     At a special meeting of stockholders held on October 9th, 2002, our stockholders approved a private equity financing with Crossover Ventures, Inc. pursuant to which we could issue up to US$14,000,000 worth of our common stock and warrants convertible into shares of our common stock. Under the terms of the private equity financing facility with Crossover, we have the option to obtain a maximum of US$14,000,000 by issuing shares of our common stock in a series of periodic draw downs of funds. The draw downs are subject to certain limitations and the fulfillment of certain conditions, including a provision which limits Crossover's holdings to 9.999% of the outstanding shares of Lumenon common stock at any given time and provisions which limit the amount we may draw down at any time based on our stock price and trading volume. These limits and conditions limit the amount that we may draw down from time to time. We are not obligated to draw down the full US$14,000,000 amount of the commitment.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE RESULTS

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

        The auditors report covering our audited financial statements which are included in our Annual Report on Form 10-K for the year ended June 30, 2002, as amended, contained going concern modifications. Our auditors noted in the notes to our financial statements that we have no current source of revenue and without the realization of additional capital, we will not be able to continue our business as a going concern. As of September 30, 2002, we had CDN$3.0 million of cash and cash equivalents, which should be sufficient to meet our financial needs for approximately the next four months. In order to remain in business, we will require substantial additional funding over the next several years to develop our technology, to broaden and commercialize our products and to expand our manufacturing capacity. Despite the fact that we have recently entered into an equity line financing agreement with Crossover, there are certain restrictions on the amounts available under the equity line. As a result, the equity line financing agreement will not, for the foreseeable future, be sufficient to meet our cash needs in the future. In addition, the terms of the equity line financing agreement and business and economic conditions may make it unfeasible or undesirable to draw down under the agreement when we would like. In addition, only one draw down may occur at a time. Additional funding may be unavailable on favorable terms, or not be available at all. If we are unable to obtain sufficient additional funding, we will have to delay or abandon some or all of our current and anticipated research and development projects, significantly cut back our operations, sell some or all of our assets, license potentially valuable technologies to third parties that we currently plan to commercialize ourselves or cease operations.

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

     We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any revenues from sales of our products. Our operating history provides no basis for evaluating us or our prospects. Our future success will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We must successfully develop and manufacture our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products in large volumes to have significant revenues and to become profitable. We have operated as a development stage company for an extended period of time and there is no assurance that we will be successful in creating products or processes that provide the stability, reproducibility, reliability and performance required for commercialization or that potential customers will accept our products. In addition, these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others, which would delay or prevent us from having significant revenues or from becoming profitable.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

     We have incurred operating losses since our inception and, as of September 30, 2002, had an accumulated deficit of approximately CDN$312 million (US$197 million). We expect to spend substantial funds to continue research and product development, to establish sales, marketing, customer service and manufacturing operations departments and for other general corporate purposes. Over at least the next several years, we expect to continue incurring considerable operating losses and negative cash flows as we incur significant operating expenses and make capital expenditures in our business. The amount we will lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will not generate sufficient revenues to become profitable.

     Even if we do become profitable, we may not be able to sustain or increase profitability on a quarterly or annual basis. If we fail to become and remain profitable, the market price of our common stock will decline.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH THE DEVELOPMENT AND MANUFACTURE OF OUR PRODUCTS.

     To date, we have not completed the development of our products. We will have to spend significant resources to complete the development of our products. Once development has been completed, we must effectively transfer production information from our research and product development departments to our manufacturing facility and rapidly achieve volume production. If we fail to manage this process effectively, the shipments of products to our customers could be delayed which could damage our reputation and cause us to lose customers.

     In addition, we have never assembled large amounts of our products. The manufacture of our chips and packaged components is a complex, sophisticated process, requiring a clean room and precision assembly equipment. Very small amounts of contaminants during assembly, defects in components, difficulties in the assembly process or other factors could cause a significant number of our products to be nonfunctional or to have unacceptable defects. Because most of our manufacturing costs are relatively fixed, manufacturing yields are critical to the results of our operations. Lower than expected manufacturing yields could delay product shipments and reduce our gross margins. Addressing any of these problems could require a significant amount of time and resources to correct, which could delay the shipment of products to our customers, which could damage our reputation, cause us to lose customers or hinder our ability to attract new customers or achieve market acceptance.

IF THE PRICE OR THE TRADING VOLUME OF OUR COMMON STOCK DOES NOT INCREASE SUBSTANTIALLY, WE WILL BE UNABLE TO DRAW DOWN A SIGNIFICANT AMOUNT OF THE US$14 MILLION AVAILABLE TO US UNDER OUR EQUITY LINE.

     The maximum amount of a draw down under our equity line facility will be equal to 10% of the weighted average price for our common stock for the 60 trading day period immediately prior to the first day of the pricing period specified in the notice to Crossover of our intention to exercise a draw down multiplied by the total trading volume with respect to our common stock for such period. If our stock price and trading volume falls below certain levels, then either the maximum draw down amount formula or the mandatory threshold price will probably prevent us from being able to draw down a significant portion of the US$14 million available to us under the equity line facility with Crossover. For example, during the 60 trading day period ended September 20, 2002, our weighted average stock price was US$0.212 per share and our total daily trading volume was 8,803,500 shares. Based on this stock price and trading volume, the maximum draw down amount available to us during such period would have been US$186,106. Accordingly, our stock price and the trading volume of our stock will have to increase substantially in the future in order for us to have access to the full US$14 million under the equity line.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET.

     On June 7, 2002, the listing of our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer provided us with a grace period until February 10, 2003 to comply with the $1.00 minimum bid price required by the Nasdaq Stock Market, Inc. If we are delisted from the Nasdaq SmallCap Market, our common stock would be likely traded on the "pink sheets" or the Over-The-Counter Bulletin Board. If our common stock were delisted from The Nasdaq SmallCap Market, it could materially adversely affect the market price and liquidity of our common stock and our ability to raise necessary additional capital.

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

     In addition, if after December 31, 2002 we are not listed on The Nasdaq National Market for an aggregate of ten trading days, we will be in default of our outstanding convertible notes and the holders of these notes would be entitled to redeem these notes. As of September 30, 2002, the aggregate principal and interest accrued under the notes was US$10.3 million.

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

IF OUR RECENT TEMPORARY LAYOFF OF EMPLOYEES BECOMES PERMANENT, WE MAY BE OBLIGATED TO MAKE SUBSTANTIAL SEVERANCE PAYMENTS TO THESE EMPLOYEES.

     In August 2002, we announced the temporary layoff of 37 employees. Of the remaining 50 people employed with us as of August 30, 2002, 16 were employed in engineering, test and manufacturing, 19 were employed in research and development and the remainder were employed in sales, marketing and administration. We expect to incur an accounting charge in connection with this layoff. However, the magnitude and timing of the accounting charge will depend upon the duration of the layoff. For example, if the layoff exceeds six months, under Quebec law we would be obligated to make aggregated severance payments of up to CDN$955,000.

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

IF WE FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR FACE A CLAIM OF INTELLECTUAL PROPERTY INFRINGEMENT BY A THIRD PARTY, WE COULD LOSE VALUABLE INTELLECTUAL PROPERTY RIGHTS, BE LIABLE FOR SIGNIFICANT DAMAGES OR BE PREVENTED FROM COMMERCIALIZING OUR PRODUCTS.

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

     We may not be issued patents based on the applications already filed or that we file in the future, and if patents are issued, they may be insufficient in scope to cover the products we hope to market. Moreover, legal standards relating to the scope and validity of patent claims are evolving. Any patents we have obtained, such as our co-owned patent for the method of "on-substrate cleaving of sol-gel waveguide", or that we may obtain in the future, may be challenged, invalidated or circumvented. Moreover, the United States Patent and Trademark Office may commence interference proceedings involving our patents or patent applications. Any challenge to, or invalidation or circumvention of, our patents or patent applications could have a material adverse effect on our business.

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

     To date, we have not had revenues from product sales. However, our agreements with Polaroid Corporation, Polyvalor and McGill University require that we pay a royalty based upon our gross sales. In the event that we do generate revenues, those agreements require us to allocate a percentage of our revenues to third parties, which may ultimately lower our gross margin and ultimately, our net income.

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

PROVISIONS OF OUR CORPORATE DOCUMENTS AND APPLICABLE LAW MAY PREVENT OR HINDER A CHANGE OF CONTROL.

     Provisions of our certificate of incorporation and by-laws and applicable law could make it more difficult for another party to acquire us or discourage another party from attempting to acquire us. This may reduce the value of our common stock. For example, we could issue preferred stock with rights senior to the common stock without any further vote or action by stockholders. The issuance of preferred stock as part of a future financing could have the effect of preventing a change of control and could make it more difficult for holders of our common stock to take certain corporate actions, including the replacement of incumbent directors. Additionally, the preferred stock may have preference over, and harm the rights of the holders of, our common stock.

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

OUR COMMON STOCK PURCHASE AGREEMENT WITH CROSSOVER AND THE ISSUANCE OF SHARES TO CROSSOVER UNDER THAT AGREEMENT MAY CAUSE SIGNIFICANT DILUTION TO OUR STOCKHOLDERS AND MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

     The resale by Crossover of the common stock that it purchases from us will increase the number of our outstanding shares, which could depress the market price of our common stock. Moreover, as all the shares we sell to Crossover will be available for immediate resale, the mere prospect of our sales to Crossover could depress the market price for our common stock. The shares of our common stock issuable to Crossover under the equity line facility will be sold to Crossover at 87%-92% of the volume weighted average price of our common stock during the draw down period as defined in the agreement. As a result, any draw down will cause our existing common stockholders to experience substantial dilution and would likely have an adverse effect on the market price of our common stock.

     The perceived risk of dilution may cause our existing stockholders to sell their shares, which would contribute to a downward movement in the stock price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

THE COMMON STOCK PURCHASE AGREEMENT WITH CROSSOVER LIMITS THE NUMBER OF SHARES OF COMMON STOCK CROSSOVER IS REQUIRED TO HOLD AT ANY ONE TIME TO 9.999%, WHICH MAY FURTHER LIMIT OUR ABILITY TO DRAW DOWN AMOUNTS THAT WE REQUEST.

     The common stock purchase agreement we have entered into with Crossover in connection with the equity line facility provides that we may not sell shares of our common stock pursuant to our draw down right under that agreement if the sale would cause Crossover to beneficially own more than 9.999% of our issued and outstanding common stock at any one time. Any resale of our common stock by Crossover would reduce Crossover's beneficial ownership, thereby allowing us to draw down additional funds, but would also have a dilutive effect on the price of our common stock.

WE MAY USE THE PROCEEDS OF OUR EQUITY LINE FINANCING IN WAYS WITH WHICH YOU MAY NOT AGREE.

     Net proceeds to us from any sales to Crossover will be used principally for the continued development and implementation of our technology, advertising and marketing and for general corporate purposes. We have not allocated any specific amount of these net proceeds for any particular purpose. Consequently, our management will have broad discretion with respect to the expenditure of the net proceeds of any sales to Crossover, including discretion to use the proceeds in ways with which you may not agree.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that we consummate financings outside of Canada, we receive proceeds in currency other than the Canadian dollar. The exercise price of certain of our outstanding options and warrants are payable in US dollars. Our outstanding convertible notes are also payable in US dollars. As a result, ultimate proceeds received by us upon the exercise of such options and warrants and the amount required to repay the convertible notes may vary due to fluctuations in the value of the Canadian dollar relative to the US dollar.

     Other than the convertible notes mentioned above, we have minimal monetary assets, liabilities and operating expenses that are denominated at currencies other than the Canadian dollar. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor do we enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency exchange rate risk, the adoption of SFAS, No. 133, as amended by SFAS, Nos. 137 and 138, could have a material impact on our operating results.

     We do not utilize any derivative security instruments. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of September 30, 2002, we consider the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in market interest rates will not have a material impact on our financial position. Through September 30, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation.

                           PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     We terminated a total of 28 employees during fiscal 2001 and 2002 and we temporarily laid off 37 employees during the three-month period ended September 30, 2002. To date, three employees have filed lawsuits claiming damages and other losses related to their termination or lay-off and related severance. The outcome of these lawsuits is unpredictable at this time. We believe that the legal actions are without merit and we intend to vigorously defend each lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 9, 2002, we held a special meeting of our stockholders. At the meeting, the votes cast for each matter presented to our stockholders were as follows:

     1. Approval for a private equity financing facility with Crossover Ventures, Inc. pursuant to which the Corporation could issue up to US$14,000,000 worth of the Corporation's common stock and have issued warrants convertible into shares of the Corporation's common stock.

          For:              9,898,246
          Against:            343,218
          Withheld:           109,373

     2. Approval for an amendment to the Corporation's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Corporation's common stock from 100,000,000 to 250,000,000.

          For:             23,243,173
          Against:            519,851
          Withheld:           114,458

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

     The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference.

 (b) Reports on Form 8-K

     On August 23, 2002, Lumenon filed a Current Report on Form 8-K, dated August 14, 2002, reporting under Item 5 (Other Events) that, effective as of August 14, 2002, Lumenon had entered into an equity line arrangement under the terms of a common stock purchase agreement with Crossover Ventures, Inc.

     On August 30, 2002, Lumenon filed a Current Report on Form 8-K, dated August 30, 2002, reporting under Item 5 (Other Events) that it had issued a press release announcing a reduction in its workforce, through temporary lay-offs, by approximately 37 employees.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 14, 2002             LUMENON INNOVATIVE LIGHTWAVE
                                      TECHNOLOGY, INC.


                                      By: /s/ Gary S. Moskovitz
                                          -------------------------------------
                                          Gary S. Moskovitz
                                          President and Chief Executive Officer
                                          (Principal Financial Officer)


                                 CERTIFICATIONS

I, Gary S. Moskovitz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lumenon Innovative Lightwave Technology, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Dated:  November 14, 2002        /s/ Gary S. Moskovitz
                                           -------------------------------------
                                           Gary S. Moskovitz
                                           President and Chief Executive Officer
                                           and Acting Chief Financial Officer
                                           (principal executive officer and
                                           principal financial officer)

                                INDEX TO EXHIBITS


Exhibit No.    Description
-----------    -----------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.