Form 10-Q
period 2002-12-31
LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY INC
filed 2003-02-19
CIK 1098432

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: December 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to ___________________

                        Commission File Number: 000-27977

                  Lumenon Innovative Lightwave Technology, Inc.
                  ---------------------------------------------
              Exact Name of Registrant as Specified in Its Charter

            Delaware                                    98-0213257
----------------------------------         -----------------------------------
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

         Indicate by check whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 43,042,607 shares of common stock, $.001 par value, as of February 14, 2003.

                   LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.

                                TABLE OF CONTENTS

                                                                                               Page No.
                                                                                               --------
PART I.    FINANCIAL INFORMATION.............................................................     1

           Item 1.       Financial Statements................................................     1

           Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.................................    14

           Item 3.       Quantitative and Qualitative Disclosures About Market Risk..........    32

           Item 4.       Controls and Procedures.............................................    32

PART II.   OTHER INFORMATION.................................................................    34

           Item 1.       Legal Proceedings...................................................    34

           Item 3.       Defaults Upon Senior Securities.....................................    34

           Item 6.       Exhibits and Reports on Form 8-K....................................    35

SIGNATURES                                                                                       37

CERTIFICATIONS...............................................................................    37

                           FORWARD-LOOKING STATEMENTS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, otherwise known as the Exchange Act. All statements in this quarterly report, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words "will", "believe", "anticipate," "estimate", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this quarterly report are based on information available to us up to and including the date of this document, and we assume no obligation to update any such forward-looking statements, even if our estimates change. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us which are identified and described below in the notes to our financial statements, under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Factors Which May Affect Future Results" and elsewhere in this quarterly report, and in other documents we have filed with the Securities and Exchange Commission, otherwise known as the SEC.

                         PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Balance Sheets
(Unaudited, in thousands of Canadian dollars, except where otherwise noted)

===========================================================================================
                                               December 31,      December 31,      June 30,
                                                       2002              2002          2002
-------------------------------------------------------------------------------------------
                                                      (US$)            (CAN$)        (CAN$)
                                                   (note 6)
ASSETS

Current assets:
    Cash and cash equivalents                     $     222         $     350     $     686
    Deposits (note 2)                                   486               768             -
    Commercial papers and term deposits                   -                 -         6,358
    Loan receivable from an officer                       -                 -           200
    Interest, sales tax and other receivables           120               190           336
    Tax credits receivable                              317               500           450
    Prepaid expenses                                    184               290           247
-------------------------------------------------------------------------------------------
                                                      1,329             2,098         8,277

Deposits                                                332               525           784
Property and equipment (note 3)                       8,787            13,884        16,395
-------------------------------------------------------------------------------------------
                                                  $  10,448         $  16,507     $  25,456
===========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                              $     635         $   1,003     $   1,199
    Accrued liabilities                                  42                67           289
    Compensation and related liabilities                541               854         1,274
    Obligations under capital leases                    648             1,024         1,163
    Convertible notes (note 4)                        7,606            12,017             -
-------------------------------------------------------------------------------------------
                                                      9,472            14,965         3,925

Obligations under capital leases                        144               227           666
Convertible notes (note 4)                                -                 -        10,594

Stockholders' equity:
    Share capital (note 5)                               39                62            61
    Additional paid-in capital                      201,253           317,979       317,114
    Accumulated deficit during the
        development stage                          (200,460)         (316,726)     (306,904)
-------------------------------------------------------------------------------------------
                                                        832             1,315        10,271
Going concern (note 1)
Contingencies (note 8)
Subsequent events (note 9)
-------------------------------------------------------------------------------------------
                                                  $  10,448         $  16,507     $  25,456
===========================================================================================

See accompanying notes to consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Operations
(Unaudited, in thousands of Canadian dollars, except per share amounts and as otherwise noted)

==================================================================================================================
                                                                    Three months    Three months      Three months
                                                                           ended           ended             ended
                                                                    December 31,    December 31,      December 31,
                                                                            2002            2002              2001
------------------------------------------------------------------------------------------------------------------
                                                                       (US$)           (CAN$)            (CAN$)
                                                                     (note 6)
Expenses:
     Research and development                                       $        666    $      1,052       $     1,581
     Research tax credits                                                    (25)            (40)             (398)
------------------------------------------------------------------------------------------------------------------
                                                                             641           1,012             1,183

     General and administrative                                              924           1,460             3,177
     Depreciation and amortization                                           808           1,277             1,511
     Write-down of property and equipment                                      -               -               384
------------------------------------------------------------------------------------------------------------------
                                                                           1,732           2,737             5,072

Other expenses:
     Interest expense                                                        198             313               423
     Interest income                                                          (7)            (11)             (125)
     Financing charges                                                       262             414               534
     (Gain) loss on foreign exchange                                         (19)            (30)              206
------------------------------------------------------------------------------------------------------------------
                                                                             434             686             1,038
------------------------------------------------------------------------------------------------------------------
Net loss                                                            $      2,807    $      4,435      $      7,293
==================================================================================================================

Net loss per share:
     Basic and diluted                                              $       0.07    $       0.11      $       0.19
==================================================================================================================

Weighted average number of shares outstanding                         41,108,705      41,108,705        38,763,784
==================================================================================================================

==================================================================================================================
                                                                        Six months      Six months            From
                                                                             ended           ended    inception to
                                                                      December 31,    December 31,    December 31,
                                                                              2002            2001            2002
                                                                            (CAN$)          (CAN$)          (CAN$)
------------------------------------------------------------------------------------------------------------------
Expenses:
     Research and development                                       $      2,347    $      2,795      $    235,235
     Research tax credits                                                   (477)           (506)           (1,870)
------------------------------------------------------------------------------------------------------------------
                                                                           1,870           2,289           233,365

     General and administrative                                            3,288           5,034            35,475
     Depreciation and amortization                                         2,617           2,883            14,041
     Write-down of property and equipment                                      -             707             3,994
------------------------------------------------------------------------------------------------------------------
                                                                           5,905           8,624            53,510

Other expenses:
     Interest expense                                                        654             879             4,616
     Interest income                                                         (71)           (517)           (3,094)
     Financing charges                                                       834           1,107            27,968
     (Gain) loss on foreign exchange                                         630             784               361
------------------------------------------------------------------------------------------------------------------
                                                                           2,047           2,253            29,851
------------------------------------------------------------------------------------------------------------------
Net loss                                                            $      9,822    $     13,166      $    316,726
==================================================================================================================

Net loss per share:
     Basic and diluted                                              $       0.24    $       0.34
================================================================================================

Weighted average number of shares outstanding                         41,164,847      38,621,336
================================================================================================

See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Consolidated Statements of Cash Flows
(Unaudited, in thousands of Canadian dollars, except per share amounts and as otherwise noted)

==================================================================================================================
                                                                  Three months    Three months      Three months
                                                                         ended           ended             ended
                                                                  December 31,    December 31,      December 31,
                                                                          2002            2002              2001
------------------------------------------------------------------------------------------------------------------
                                                                        (CAN$)          (CAN$)            (CAN$)
                                                                      (note 6)
Cash flows from operating activities:
     Net loss                                                        $ (2,807)       $ (4,435)          $ (7,293)
     Adjustment for:
         Compensation costs                                               101             160                364
         Interest on convertible notes                                    165             260                343
         Common shares issued for services                                  -               -                  -
         Depreciation and amortization                                    808           1,277              1,511
         Write-down of property and equipment                               -               -                384
         Loss (gain) on disposal of property and equipment                 (3)             (4)                 -
         Financing charges                                                262             414                534
         Unrealized loss (gain) on foreign exchange                       (33)            (52)               215
     Net change in operating assets and liabilities                       349             551                618
----------------------------------------------------------------------------------------------------------------
                                                                       (1,158)         (1,829)            (3,324)
Cash flows from financing activities:
     Proceeds from issuance of common shares                                -               -                  9
     Principal repayments of obligations under capital leases            (183)           (291)              (274)
     Proceeds from issuance of convertible notes,
         net of issue costs                                                 -               -                  -
     Share issue expenses                                                   -               -                  -
     Deposit on subscription of shares                                      -               -                  -
     Cash from the acquisition of a subsidiary                              -               -                  -
----------------------------------------------------------------------------------------------------------------
                                                                         (183)           (291)              (265)
Cash flows from investing activities:
     Purchase of commercial papers and term deposits                        -               -                  -
     Disposal of commercial papers and term deposits                        -               -             17,854
     Additions to property and equipment                                    -               -               (123)
     Disposal of property and equipment                                     3               4                  7
     Deposits                                                            (370)           (584)                 -
----------------------------------------------------------------------------------------------------------------
                                                                         (367)           (580)            17,738
----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (1,708)         (2,700)            14,149
Cash and cash equivalents, beginning of period                          1,930           3,050                436
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $    222        $    350           $ 14,585
================================================================================================================

==================================================================================================================
                                                                     Six months      Six months               From
                                                                          ended           ended       inception to
                                                                   December 31,    December 31,       December 31,
                                                                           2002            2001               2002
------------------------------------------------------------------------------------------------------------------
                                                                         (CAN$)          (CAN$)             (CAN$)
Cash flows from operating activities:
     Net loss                                                         $ (9,822)      $ (13,166)        $ (316,726)
     Adjustment for:
         Compensation costs                                                343             715              6,358
         Interest on convertible notes                                     527             708              3,945
         Common shares issued for services                                   -               -            217,359
         Depreciation and amortization                                   2,617           2,883             14,041
         Write-down of property and equipment                                -               -              3,994
         Loss (gain) on disposal of property and equipment                 (28)            707                 64
         Financing charges                                                 834           1,107             27,968
         Unrealized loss on foreign exchange                               585             960              2,771
     Net change in operating assets and liabilities                       (467)           (561)               530
-----------------------------------------------------------------------------------------------------------------
                                                                        (5,411)         (6,647)           (39,696)
Cash flows from financing activities:
     Proceeds from issuance of common shares                                 -               9             23,153
     Principal repayments of obligations under capital leases             (674)           (588)            (2,715)
     Proceeds from issuance of convertible notes,
        net of issue costs                                                   -               -             48,681
     Share issue expenses                                                    -               -             (1,138)
     Deposit on subscription of shares                                       -               -                147
     Cash from the acquisition of a subsidiary                               -               -                814
-----------------------------------------------------------------------------------------------------------------
                                                                          (674)           (579)            68,942
Cash flows from investing activities:
     Purchase of commercial papers and term deposits                         -               -           (302,934)
     Disposal of commercial papers and term deposits                     6,358          19,530            302,934
     Additions to property and equipment                                   (53)           (287)           (27,584)
     Disposal of property and equipment                                     28              36                 56
     Deposits                                                             (584)            150             (1,368)
-----------------------------------------------------------------------------------------------------------------
                                                                         5,749          19,429            (28,896)
-----------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (336)         12,203                350
Cash and cash equivalents, beginning of period                             686           2,382                  -
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                              $    350       $  14,585         $      350
=================================================================================================================

See accompanying notes to unaudited consolidated financial statements

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

In the opinion of management, the accompanying unaudited interim financial statements, prepared in accordance with US generally accepted accounting principles, contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of Lumenon Innovative Lightwave Technology, Inc. ("Lumenon" or the "Corporation") as of December 31, 2002 and June 30, 2002, its results of operations and cash flows for the three and six-month periods ended December 31, 2002 and 2001 and from inception to December 31, 2002.

While management believes that the disclosures presented are adequate, these consolidated financial statements and notes should be read in conjunction with Lumenon's consolidated financial statements at June 30, 2002, included in Lumenon's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2002.

1.   GOING CONCERN:

     Lumenon's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon's current activities are performed only through LILT Canada, Inc., a wholly owned subsidiary of Lumenon ("LILT"), in Canada.

     Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, Lumenon opened a 53,000-square-foot facility. This facility serves as Lumenon's headquarters and, when fully operative, will be capable of high-volume manufacturing. In March 2001, in response to a perceived market downturn for optical components, Lumenon re-focused its strategy from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic solutions.

     Lumenon has no current source of revenue and is currently in default under the terms of its Convertible Notes (as defined below in Note 4). The repayment of the Convertible Notes is secured by a security interest in all of the present and future property rights and assets of Lumenon and LILT, including the shares of LILT. On January 7, 2003, LILT filed a petition under the Canadian Companies' Creditors Arrangement Act ("CCAA") with the Superior Court of Quebec (the "Canadian Court") and obtained an order (the "Initial Order") granting it certain relief, including a stay of proceedings and protection from its creditors. Pursuant to the Initial Order, all payments in respect to any debt or obligations of LILT existing on or before January 8, 2003 were stayed and suspended pending development by LILT of a restructuring plan.

     On January 24, 2003, the holders of the Convertible Notes (the "Noteholders") filed a motion with the Canadian Court requesting that the Canadian Court rescind and annul the Initial Order. The Initial Order was set to expire pursuant to its original terms on February 7, 2003. The Canadian Court reviewed the Noteholders' motion on January 28, 2003. Following that review, the Canadian Court decided to postpone the hearing on the motion until February 6, 2003, the day before the Initial Order was set to expire. On February 5, 2003, LILT filed a petition with the Canadian Court seeking an extension of the Initial Order for an additional period of thirty-one (31) days

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

     to allow LILT more time to continue to explore various options related to the restructuring of its continuing operations and obligations.

     At a hearing of the Canadian Court commenced on February 6, 2003 and continued until February 7, 2003, the Canadian Court granted LILT an extension of the Initial Order until February 11, 2003. The Canadian Court indicated at the hearing that it intended to sign a Renewal Order following the expiration of the Initial Order. On February 12, 2003, the Canadian Court issued its Renewal Order thereby extending the protection afforded by the Initial Order until March 6, 2003. Although the Renewal Order is substantially similar in terms to the Initial Order, it does contain some modifications, including among other things a provision that allows the Noteholders to serve certain notices for the sole purpose of triggering delays provided for under Quebec law relating to the exercise of their rights as secured creditors of LILT. Allowing the Noteholders to serve such notices will enable them to move more quickly to exercise their rights as secured creditors of LILT in the event that the protection afforded to LILT by the Renewal Order expires or is terminated.

     On February 4, 2003, Lumenon received a default notice (the "Default Notices") from each of the Noteholders. The Default Notices requested the immediate repayment of all outstanding principal and accrued interest under the Convertible Notes, which at the time the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, Lumenon was required to pay such amounts to the Noteholders within five (5) trading days after receipt of the Default Notices, or by February 11, 2003. Failure to pay such amounts by such date would ordinarily have allowed the Noteholders to pursue all their rights and remedies as secured parties of both Lumenon and LILT under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets (collectively, the "Secured Party Rights"). The assets of LILT are currently protected by the Canadian insolvency proceedings discussed above. Such proceedings, however, would not protect the assets of Lumenon, which consist primarily of the shares of LILT. Accordingly, because Lumenon did not have sufficient funds available to pay amounts owed under the Convertible Notes by February 11, 2003, Lumenon determined that it was in the best interests of the corporation, its creditors, stockholders and other interested parties that Lumenon seek relief under Chapter 11 of the U.S. Bankruptcy Code.

     Accordingly, on February 9, 2003, Lumenon filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware (the "US Court") and, consequently, was granted an automatic stay of proceedings and protection from its creditors by the US Court. As a result of the Canadian and United States insolvency proceedings relating to LILT and Lumenon, respectively, the Noteholders are currently prohibited from pursuing their Secured Party Rights (except as described above in the discussion of the terms of the Renewal Order issued by the Canadian Court).

     As a result of Lumenon's Chapter 11 bankruptcy filing, and in accordance with Nasdaq's Marketplace Rules 4330(a)(1) and 4300, Nasdaq notified Lumenon on February 11, 2003 that it will delist Lumenon's securities from the Nasdaq SmallCap Market, subject to Lumenon's right to appeal. Lumenon has determined not to appeal Nasdaq's decision. Accordingly, Lumenon expects that its common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on February 20, 2003, as specified by Nasdaq in the delisting

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

     notification. In addition, as a result of Lumenon's Chapter 11 filing, the fifth character "Q" has been appended to Lumenon's trading symbol such that, effective with the opening of trading on February 13, 2003, the trading symbol for Lumenon's securities was changed from LUMM to LUMMQ.

     In the delisting notification, Nasdaq also advised Lumenon that, because Lumenon is the subject of bankruptcy proceedings, Lumenon's securities will not be immediately eligible for quotation on the Over the Counter Bulletin Board (the "OTCBB") following the delisting by Nasdaq. According to Nasdaq, Lumenon's securities may become eligible for quotation on the OTCBB if a market maker makes application (a "Form 211") to register in and quote the securities in accordance with the SEC's Exchange Act Rule 15c2-11, and Nasdaq clears the application. Only a market maker, not Lumenon, may file a Form 211. There is no assurance that Lumenon's securities will become eligible to trade on the OTCBB in the future, or that a trading market will develop even if Lumenon's securities become eligible to trade on the OTCBB in the future. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter securities.

     In addition, effective as of August 14, 2002, Lumenon entered into an equity line arrangement under the terms of a common stock purchase agreement (the "Equity Line Purchase Agreement") with Crossover Ventures, Inc. (the "Investor"). Under the terms of the Equity Line Purchase Agreement, Lumenon was granted an option to obtain a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw downs of funds, subject to certain limitations and the fulfillment of certain conditions. A principal condition to Lumenon's ability to draw down on the equity line was that Lumenon had to file a registration statement to register the shares of its common stock to be issued in the periodic draw downs by December 31, 2002. Lumenon did not register the shares by the specified date. Consequently, Lumenon lost the ability to draw down funds on the equity line and will not be able to obtain any funds from that equity line in the future.

     Lumenon is currently continuing to explore its options related to obtaining additional financing and the restructuring of its obligations, as well as the restructuring of the continuing operations and obligations of LILT within the guidelines established by the Canadian Court for LILT and its creditors. As of the date of this filing, Lumenon has not received any firm commitments from any third parties for additional financing. As a result of the filing of the petitions in Canada and in United States, Lumenon may file a plan that could alter significantly Lumenon's debt and capital. There is no assurance that Lumenon will successfully emerge from its reorganization proceedings.

     If a plan is filed, confirmation of such plan and Lumenon's emergence from the reorganization proceedings would be subject to a number of significant conditions and requirements, including a vote of creditors to accept the plan and certain of the statutory findings that must be made by the bankruptcy court(s). If no plan of reorganization can be confirmed, Lumenon may be petitioned into a liquidation bankruptcy which would result in the liquidation of Lumenon's assets, the proceeds of which would be distributed to its creditors, with the surplus remaining, if any, after the satisfaction of all of Lumenon's debt to be distributed to Lumenon's stockholders. There can be no assurance, however, that the proceeds resulting from any such liquidation would be sufficient to satisfy all of Lumenon's debts and obligations and, accordingly, there can be no assurance that there would be any remaining proceeds available for distribution to stockholders. The impact on carrying values of Lumenon's assets in a liquidation scenario cannot be determined. Even if Lumenon is able to obtain additional financing, restructure its obligations and operations and emerge from bankruptcy, there can be no assurance that under any confirmed reorganization plan the current outstanding shares of Lumenon will continue to have any value.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

     The accompanying consolidated financial statements have been prepared on a "going concern" basis in accordance with United States generally accepted accounting principles ("GAAP"). The "going concern" basis of presentation assumes that Lumenon will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. There is substantial doubt about the appropriateness of the use of the "going concern" assumption because of the reorganization proceedings relating to Lumenon and LILT, respectively, and circumstances relating to those proceedings, including Lumenon's current debt structure, recent losses, cash flow losses and lack of financing at the present time to continue the development of the products and attain commercial and profitable operations. As such, realization of Lumenon's assets and discharge of its liabilities are subject to significant uncertainty.

     The consolidated financial statements do not reflect adjustments that would be necessary if the "going concern" basis was not appropriate. If the "going concern" basis was not appropriate for these consolidated financial statements, then significant adjustments may be necessary in the carrying value of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used. The appropriateness of the "going concern" basis is dependent upon, among other things, confirmation of a plan of reorganization, future profitable operations, the ability to renegotiate the terms and conditions of Lumenon and LILT's existing obligations, compliance with the terms of any debtor-in-possession credit facility relating to Lumenon or LILT and the ability to generate sufficient cash from operations and financing arrangements to meet obligations.

     Additionally, if a plan of reorganization is confirmed, Lumenon could be required to adopt "fresh start" accounting. This method of accounting will require that assets and liabilities be recorded at their fair values at the date of emergence from Lumenon's reorganization proceedings. As a result, the reported amounts in the consolidated financial statements could materially change, because they do not give effect to the adjustments to the carrying value of assets and liabilities that may ultimately result from the adoption of "fresh start" accounting.

2.   DEPOSITS

     During the three-month period ended December 31, 2002, LILT has entered into an escrow agreement with its lawyers and has transferred $700 in an escrow account for the settlement of employees' compensation, related fringe benefits, fees of the escrow agent and such other amounts as per instruction to be provided by LILT. In December 2002, the escrow agent disbursed an aggregate of $245. In addition, Lumenon has made a deposit of $303 (US$200) with a US law firm for services to be rendered by the law firm in connection with the financial difficulties of Lumenon.

3.   PROPERTY AND EQUIPMENT:

===================================================================================================================
                                                                                                  December 31, 2002
-------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated               Net book
                                                      Cost                  depreciation               value
-------------------------------------------------------------------------------------------------------------------
Plant equipment and laboratory installation        $  23,216                 $  11,617               $  11,599
Leasehold improvements                                 1,801                       564                   1,237

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

=================================================================================================================
Office equipment and fixtures                            1,329                       689                      640
Computer equipment and software                          1,348                       990                      358
Vehicle equipment                                          183                       133                       50

-----------------------------------------------------------------------------------------------------------------
                                                 $      27,877             $      13,993           $       13,884
=================================================================================================================

     Cost and net book value of plant equipment, laboratory installation and vehicle equipment held under capital leases amount to $3,912 and $1,338, respectively, as of December 31, 2002.

4.   CONVERTIBLE NOTES:

     Lumenon completed a financing in July 2000 involving the issuance of convertible notes (the "Convertible Notes") in the aggregate principal amount of $51,243 (US$35,000). Due to the terms and conditions of the financing, the Convertible Notes were discounted and are presented net of the debt discount. Amortization is presented under financing charges in the consolidated statements of operations.

     On October 9, 2001, the Convertible Notes were amended and restated, pursuant to which the conversion price of the notes was fixed at US$1.44 per share. The Convertible Notes with related accrued interest are payable on July 25, 2005. Since the date of issuance, a portion of the Convertible Notes including related interest has been converted into shares of common stock and as of December 31, 2002 $13,741 (US$8,650) of the gross principal amount remains outstanding.

     Lumenon is currently in default under the terms of the Convertible Notes. The repayment of the Convertible Notes is secured by a security interest in all of the present and future property rights and assets of Lumenon and LILT. As a result of Lumenon's defaults under the Convertible Notes, the Noteholders were entitled to demand, and (as described above in Note 1) have demanded, payment in full of the entire outstanding principal and all accrued interest under the Convertible Notes. In the absence of court protection, Lumenon would have been required to pay in full the outstanding principal and all accrued interest under the Convertible Notes to the Noteholders within five (5) trading days after the receipt of the Demand Notices, or by February 11, 2003. If Lumenon failed to pay such amounts within the specified time frame, the Noteholders would have been entitled, pursuant to the terms of the Convertible Notes and under applicable law, to pursue all their rights and remedies as secured parties under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets. As described above in Note 1, however, the Noteholders are currently prohibited from pursuing such rights as a result of the Canadian and United States insolvency proceedings related to LILT and Lumenon, respectively. Lumenon does not currently have sufficient funds available to pay the outstanding principal and accrued interest under the Convertible Notes.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

5.   SHARE CAPITAL:

========================================================================================================
                                                                        December 31,            June 30,
                                                                           2002                   2002
--------------------------------------------------------------------------------------------------------
Authorized:
5,000,000 preferred shares, par value
    of US$0.001 per share
250,000,000 common shares, par value
    of US$0.001 per share

Issued and outstanding:
41,309,491 common shares (June 30, 2002: 40,984,375)                      $  62                  $  61
========================================================================================================

     (a)    Issuance of stock:

            During the six-month period ended December 31, 2002, Lumenon issued 325,116 shares of common stock as a result of the conversion of Convertible Notes amounting to CDN$568 (US$359) of principal and accrued interest.

     (b)    Stock option plan:

            Changes in outstanding options for the six-month period ended December 31, 2002, were as follows:

===============================================================================================================
                                                                                           Weighted average
                                                             Number                    exercise price per share
---------------------------------------------------------------------------------------------------------------
Options outstanding, June 30, 2002                         5,284,250
Granted                                                      558,750                       $  0.77 (US$0.49)
Cancelled                                                   (203,667)                         4.98 (US$3.15)
Exercised                                                          -                                      -
---------------------------------------------------------------------------------------------------------------
Options outstanding, September 30, 2002                    5,639,333
Granted                                                       12,500                       $  0.22 (US$0.14)
Cancelled                                                    (68,250)                         6.76 (US$4.28)
Exercised                                                          -                                      -
---------------------------------------------------------------------------------------------------------------
Options outstanding, December 31, 2002                     5,583,583
===============================================================================================================

     As of December 31, 2002, options to purchase 5,583,583 shares of common stock were outstanding, of which 2,916,792 were exercisable.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

5.   SHARE CAPITAL (CONTINUED):

         (c) As described above in Note 1, under the terms of the Equity Line Purchase Agreement, Lumenon was granted the option to obtain a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw downs of funds, subject to certain limitations and the fulfillment of certain conditions. A principal condition to Lumenon's ability to draw down on the equity line was that Lumenon was obligated to file a registration statement to register the shares of its common stock to be issued in the periodic draw downs by December 31, 2002. Lumenon did not register the shares by the specified date. Consequently, Lumenon lost the ability to draw down funds on the equity line and will not be able to obtain any funds from that equity line in the future.

6.   FUNCTIONAL CURRENCY AND CONVENIENCE TRANSLATION:

     The functional currency of Lumenon is the Canadian dollar.

     US dollar amounts presented on the balance sheets, statements of operations and cash flows, and these notes are provided for convenience of reference only and are based on the noon buying rate in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York at December 31, 2002, which was $1.5800 Canadian dollar per US dollar.

7.   SUPPLEMENTAL CASH FLOW DISCLOSURE:

     Non-cash investing and financing activities:

     Lumenon did not acquire any property or equipment through capital leases or otherwise during the three-month period ended December 31, 2002.

     Lumenon acquired property and equipment through capital leases of $96 during the three-month period ended September 30, 2002.

     No capital expenditures are included in accounts payable as of December 31, 2002.

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

8.   CONTINGENCIES:

     (a) In connection with employee terminations that occurred during fiscal 2001, two employees filed lawsuits claiming various amounts totaling approximately $402. The outcome of the lawsuits is unpredictable at this time. Lumenon believes that the legal actions are without merit and intends to vigorously defend such lawsuits.

     (b) On August 30, 2002, Lumenon announced the temporary layoff of 37
         LILT employees, of which 23 are currently affect (14 employees having since resigned). Severance accruals may be required if the layoff becomes permanent. In connection with subsequent events mentioned in
         Note 9, Lumenon recorded a severance accrual amount that it considered reasonable with respect to applicable law and /or contractual obligations.

     (c) In October 2002, an employee filed a claim for approximately $142 against Lumenon in connection with the layoff. The outcome of the lawsuit is unpredictable at this time. Lumenon believes that the legal action is without merit and intends to vigorously defend the lawsuit.

9.   SUBSEQUENT EVENTS:

     (a) As described above under Note 1, on January 7, 2003, LILT filed a petition under the CCAA with the Superior Court of Quebec. In response to that petition, the Canadian Court issued its Initial Order granting LILT certain relief, including a stay of proceedings and protection from creditors. On January 24, 2003, the Noteholders filed a motion with the Canadian Court requesting that the Canadian Court rescind and annul the Initial Order. The Initial Order was set to expire pursuant to its original terms on February 7, 2003. The Canadian Court reviewed the Noteholders' motion on January 28, 2003. Following that review, the Canadian Court decided to postpone the hearing on the motion until February 6, 2003, the day before the Initial Order was set to expire. On February 5, 2003, LILT filed a petition with the Canadian Court seeking an extension of the Initial Order for an additional period of thirty-one (31) days to allow LILT more time to continue to explore various options related to the restructuring of its continuing operations and obligations.

         At a hearing of the Canadian Court commenced on February 6, 2003 and continued until February 7, 2003, the Canadian Court granted LILT an extension of the Initial Order until February 11, 2003. The Canadian Court indicated at the hearing that it intended to sign a Renewal Order following the expiration of the Initial Order. On February 12, 2003, the Canadian Court issued its Renewal Order thereby extending the protection afforded by the Initial Order until March 6, 2003. Although the Renewal Order is substantially similar in terms to the Initial Order, it does contain some modifications, including among other things a provision that allows the Noteholders to serve certain notices for the sole purpose of triggering delays provided for under Quebec law relating to the exercise of their rights as secured creditors of LILT. Allowing the Noteholders to serve such notices will enable them to move more quickly to exercise their rights as secured creditors of LILT in the event that the protection afforded to LILT by the Renewal Order expires or is terminated.

     (b) On February 4, 2003, Lumenon received the Default Notices from the Noteholders. The Default Notices requested the immediate repayment of all outstanding principal and accrued interest under the Convertible Notes, which at the time the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, Lumenon was required to pay such amounts to the

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

         Noteholders within five (5) trading days after receipt of the Default Notices, or by February 11, 2003. Failure to pay such amounts by such date would ordinarily have allowed the Noteholders to pursue all their rights and remedies as secured parties of both Lumenon and LILT under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets (collectively, the "Secured Party Rights"). The assets of LILT are currently protected by the Canadian insolvency proceedings discussed above. Such proceedings, however, would not protect the assets of Lumenon, which consist primarily of the shares of LILT. Accordingly, because Lumenon did not have sufficient funds available to pay amounts owed under the Convertible Notes by February 11, 2003, Lumenon determined that it was in the best interests of the corporation, its creditors, stockholders and other interested parties that Lumenon seek relief under Chapter 11 of the U.S. Bankruptcy Code.

         On February 9, 2003, Lumenon filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the US Court and, consequently, was granted an automatic stay of proceedings and protection from its creditors by the US Court. As a result of the Canadian and United States insolvency proceedings relating to LILT and Lumenon, respectively, the Noteholders are currently prohibited from pursuing their Secured Party Rights (except as described above in the discussion of the terms of the Renewal Order issued by the Canadian Court).

     (c) As a result of Lumenon's Chapter 11 bankruptcy filing, and in accordance with Nasdaq's Marketplace Rules 4330(a)(1) and 4300, Nasdaq notified Lumenon on February 11, 2003 that it will delist Lumenon's securities from the Nasdaq SmallCap Market, subject to Lumenon's right to appeal. Lumenon has determined not to appeal Nasdaq's decision. Accordingly, Lumenon expects that its common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on February 20, 2003, as specified by Nasdaq in the delisting notification. In addition, as a result of Lumenon's Chapter 11 filing, the fifth character "Q" has been appended to Lumenon's trading symbol such that, effective with the opening of trading on February 13, 2003, the trading symbol for Lumenon's securities was changed from LUMM to LUMMQ.

     (d) As described above under Note 1, Lumenon is party to an Equity Line Purchase Agreement. Under the terms of the Equity Line Purchase Agreement, Lumenon was granted an option to obtain a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw downs of funds, subject to certain limitations and the fulfillment of certain conditions. A principal condition to Lumenon's ability to draw down on the equity line was that Lumenon had to file a registration statement to register the shares of its common stock to be issued in the periodic draw downs by December 31, 2002. Lumenon did not register the shares by the specified date. Consequently, Lumenon lost the ability to draw down funds on the equity line and will not be able to obtain any funds from that equity line in the future.

     (e) In January 2003, Lumenon issued 1,318,981 shares of common stock as a result of conversion of Convertible Notes of in the aggregate principal amount of $2,498 (US$1,600) plus accrued interest thereon of $467 (US$299). In addition, Lumenon issued 414,315 shares of common stock in February 2003 as a result of additional conversions of the Convertible Notes in the aggregate principal amount of $790 (US$500) plus accrued interest thereon of $152 (US$96).

LUMENON INNOVATIVE LIGHTWAVE TECHNOLOGY, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
Notes to Consolidated Financial Statements (Unaudited)
(in thousands of Canadian dollars, except per share amounts and as otherwise noted)

Three-month period ended December 31, 2002 and 2001 and period from inception (March 2, 1998) to December 31, 2002.

10.  ACCOUNTING CHANGES:

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

     (b) Costs associated with Exit or Disposal Activities

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that a liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements in this quarterly report, other than statements of historical fact, regarding our strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this quarterly report, the words "will", "believe", "anticipate," "estimate", "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these words. All forward-looking statements included in this quarterly report are based on information available to Lumenon up to and including the date of this document, and Lumenon assumes no obligation to update any such forward-looking statements, even if its estimates change. You should not place undue reliance on these forward-looking statements. Lumenon's actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by Lumenon as described herein and below under the heading "Certain Factors Which May Affect Future Results" and elsewhere in this quarterly report, and in other documents Lumenon has filed with the SEC.

OVERVIEW

         Lumenon is a development stage enterprise that has not realized any material revenues from operations to date. Lumenon was incorporated in the State of Delaware in February 1996 under the name of WWV Development Inc. ("WWV"). In July 1998, pursuant to the terms of an acquisition plan, WWV acquired all of the issued and outstanding shares of LILT Canada Inc. ("LILT"), a Canadian corporation. Upon consummation of the acquisition, WWV changed its name to Lumenon. Lumenon's principal business activity is to design, develop and build integrated optic devices in the form of compact hybrid glass circuits on silicon chips. Lumenon's current activities are performed only through LILT, in Canada.

         Lumenon was established to capitalize on innovations in compact optical circuit design and hybrid glass materials for integrated optics. In July 1999, Lumenon opened its pilot plant to support its ongoing research and development initiatives. In October 2000, Lumenon opened a 53,000-square-foot facility. This facility serves as Lumenon's headquarters and, when fully operative, will be capable of high-volume manufacturing. In March 2001, in response to a perceived market downturn for optical components, Lumenon re-focused its strategy from one of providing only simple passive components to one of offering a mix of products and services ranging from optical chips to integrated photonic solutions.

RECENT DEVELOPMENTS

         On January 7, 2003, LILT filed a petition under the Canadian Companies' Creditors Arrangement Act ("CCAA") with the Superior Court of Quebec (the "Canadian Court") and obtained an order (the "Initial Order") granting it certain relief, including a stay of proceedings and protection from its creditors. Pursuant to the Initial Order, all payments in respect to any debt or obligations of LILT existing on or before January 8, 2003 were stayed and suspended pending development by LILT of a restructuring plan.

         Lumenon had previously completed a financing in July 2000 involving the issuance of convertible notes (the "Convertible Notes"). Lumenon is currently in default under the terms of the Convertible Notes for a number of reasons, including the CCAA filing by LILT. The repayment of the Convertible Notes is secured by a security interest in all of the present and future property rights and assets of Lumenon and LILT, including the shares of LILT. On January 24, 2003, the holders of the Convertible Notes (the "Noteholders") filed a motion with the Canadian Court requesting that the Canadian Court rescind and annul the Initial Order. The Initial Order was set to expire pursuant to its original terms on February 7, 2003. The Canadian Court reviewed the Noteholders' motion on January 28, 2003. Following that review, the Canadian Court decided to postpone the hearing on the motion until February 6, 2003, the day before the Initial Order was set to expire. On February 5, 2003, LILT filed a petition with the Canadian Court seeking an extension of the Initial Order for an additional period of thirty-one (31) days to allow LILT more time to continue to explore various options related to the restructuring of its continuing operations and obligations.

         At a hearing of the Canadian Court commenced on February 6, 2003 and continued until February 7, 2003, the Canadian Court granted LILT an extension of the Initial Order until February 11, 2003. The Canadian Court indicated at the hearing that it intended to sign a Renewal Order following the expiration of the Initial Order. On February 12, 2003, the Canadian Court issued its Renewal Order thereby extending the protection afforded by the Initial Order until March 6, 2003. Although the Renewal Order is substantially similar in terms to the Initial Order, it does contain some modifications, including among other things a provision that allows the Noteholders to serve certain notices for the sole purpose of triggering delays provided for under Quebec law relating to the exercise of their rights as secured creditors of LILT. Allowing the Noteholders to serve such notices will enable them to move more quickly to exercise their rights as secured creditors of LILT in the event that the protection afforded to LILT by the Renewal Order expires or is terminated.

         On February 4, 2003, Lumenon received a default notice (the "Default Notices") from each of the Noteholders. The Default Notices requested the immediate repayment of all outstanding principal and accrued interest under the Convertible Notes, which at the time the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, Lumenon was required to pay such amounts to the Noteholders within five (5) trading days after receipt of the Default Notices, or February 11, 2003. Failure to pay such amounts by such date would ordinarily have allowed the Noteholders to pursue all their rights and remedies as secured parties of both Lumenon and LILT under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets (collectively, the "Secured Party Rights"). The assets of LILT are currently protected by the Canadian insolvency proceedings discussed above. Such proceedings, however, would not protect the assets of Lumenon, which consist primarily of the shares of LILT. Accordingly, because Lumenon did not have sufficient funds available to pay amounts owed under the Convertible Notes by February 11, 2003, Lumenon determined that it was in the best interests of the corporation, its creditors, stockholders and other interested parties that Lumenon seek relief under Chapter 11 of the U.S. Bankruptcy Code.

         Accordingly, on February 9, 2003, Lumenon filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court in the

District of Delaware (the "US Court") and, consequently, was granted an automatic stay of proceedings and protection from its creditors by the US Court. As a result of the Canadian and United States insolvency proceedings relating to LILT and Lumenon, respectively, the Noteholders are currently prohibited from pursuing their Secured Party Rights (except as described above in the discussion of the terms of the Renewal Order issued by the Canadian Court).

         In addition, effective as of August 14, 2002, Lumenon entered into an equity line arrangement under the terms of a common stock purchase agreement (the "Equity Line Purchase Agreement") with Crossover Ventures, Inc. (the "Investor"). Under the terms of the Equity Line Purchase Agreement, Lumenon was granted an option to obtain a maximum of US$14,000,000 by issuing shares of its common stock in a series of periodic draw downs of funds, subject to certain limitations and the fulfillment of certain conditions. A principal condition to Lumenon's ability to draw down on the equity line was that Lumenon had to file a registration statement to register the shares of its common stock to be issued in the periodic draw downs by December 31, 2002. Lumenon did not register the shares by the specified date. Consequently, Lumenon lost the ability to draw down funds on the equity line and will not be able to obtain any funds from that equity line in the future.

         On June 7, 2002, the listing of Lumenon's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer provided Lumenon with a grace period until February 10, 2003 to comply with the US$1.00 minimum bid price required by the Nasdaq Stock Market, Inc. Lumenon failed to meet the $1.00 minimum bid price required by the Nasdaq Stock Market, Inc. prior to the expiration of the grace period. As a result of Lumenon's failure to meet the minimum bid price as well as its Chapter 11 bankruptcy filing, Nasdaq notified Lumenon on February 11, 2003 that it will delist Lumenon's securities from the Nasdaq SmallCap Market, subject to Lumenon's right to appeal. Lumenon has determined not to appeal Nasdaq's decision. Accordingly, Lumenon expects that its common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on February 20, 2003, as specified by Nasdaq in the delisting notification. In addition, as a result of Lumenon's Chapter 11 filing, the fifth character "Q" has been appended to Lumenon's trading symbol such that, effective with the opening of trading on February 13, 2003, the trading symbol for Lumenon's securities was changed from LUMM to LUMMQ.

         In the delisting notification, Nasdaq also advised Lumenon that, because Lumenon is the subject of bankruptcy proceedings, Lumenon's securities will not be immediately eligible for quotation on the Over the Counter Bulletin Board (the "OTCBB") following the delisting by Nasdaq. According to Nasdaq, Lumenon's securities may become eligible for quotation on the OTCBB if a market maker makes application (a "Form 211") to register in and quote the securities in accordance with the SEC's Exchange Act Rule 15c2-11, and Nasdaq clears the application. Only a market maker, not Lumenon, may file a Form 211.

         There is no assurance that Lumenon's securities will become eligible to trade on the OTCBB in the future, or that a trading market will develop even if Lumenon's securities become eligible to trade on the OTCBB in the future. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter securities. When Lumenon's common stock is delisted from The Nasdaq SmallCap Market, it could materially adversely affect the market price and liquidity of Lumenon's common stock and Lumenon's ability to raise necessary additional capital. If Lumenon is unable to obtain additional financing from another source or sources, or if Lumenon is unable to successfully restructure its obligations, as well as the continuing operations and obligations of LILT within the guidelines established by the Canadian Court for LILT and its creditors, Lumenon will not be able to continue as a going concern. As of the date of this filing, Lumenon has not received any firm commitments from any third parties for additional financing.

RESULTS OF OPERATIONS

Research and Development Expenses.

         Research and development expenses for the three-month period ended December 31, 2002, net of tax credits and grants, were CDN$1,012,000, compared to CDN$1,183,000 during the same period in 2001, which represents a net decrease of CDN$171,000 or 14.5%. For the six-month period ended December 31, 2002, these expenses amounted to CDN$1,870,000 compared to CDN$2,289,000 during the same period in 2001, which represents a decrease of CDN$419,000 or 18.3%. The decreases in research and development expenses over these periods were mainly attributable to the reduction in amounts paid for salaries and fringe benefits resulting from the reduction of LILT's workforce through a temporary layoff of 37 employees in August 2002. The decreases were partially off set by LILT's receipt of certain tax credits relating to research and development expenses incurred by LILT, which tax credits are available to LILT pursuant to Canadian law and which were recognized for the quarter ended December 31, 2002 in the amount of CDN$40,000 compared to CDN$398,000 during the same period in 2001.

General and Administrative Expenses.

         General and administrative expenses were CDN$1,460,000 during the three-month period ended December 31, 2002, compared to CDN$3,177,000 for the same period in 2001, which represents a decrease of approximately CDN$1,717,000 or 54%. General and administrative expenses were CDN$3,288,000 during the six-month period ended December 31, 2002, compared to CDN$5,034,000 for the same period in 2001, which represents a decrease of approximately CDN$1,746,000 or 34.7%. The decreases during these periods were mainly attributable to the implementation of LILT's restructuring plan at the end of fiscal year 2001.

         The depreciation and amortization of property and equipment amounted to CDN$1,277,000 during the three-month period ended December 31, 2002, compared to CDN$1,511,000 for the same period in 2001, which represents a decrease of approximately CDN$234,000 or 15.5%. The depreciation and amortization amounted to CDN$2,617,000 during the six-month period ended December 31, 2002, compared to CDN$2,883,000 for the same period in 2001, which represents a decrease of approximately CDN$266,000 or 9.2%. The decreases in depreciation and amortization during these periods were the result of certain equipment becoming fully depreciated at the end of the period ended December 31, 2002. In addition, a write-down of $707,000 was recorded in 2001 to reflect the impairment of long-lived assets under applicable accounting standards.

Other Expenses.

         Other expenses, net of interest income and gain on foreign exchange, amounted to CDN$686,000 during the three-month period ended December 31, 2002, compared to

CDN$1,038,000 during the same period in 2001, which represents a decrease of approximately CDN$352,000 or 33.9%. During the six-month period ended December 31, 2002, other expenses, net of interest income and gain on foreign exchange, amounted to CDN$2,047,000 compared to CDN$2,253,000 for the same period in 2001, which represents a decrease of CDN$206,000 or 9.1%. These decreases were due primarily to decreases in the outstanding principal amount of the Convertible Notes resulting from the conversion of a portion of such outstanding principal into common stock. The decreases in the interest expense portion of other expenses were mainly attributable to the fact that the outstanding principal amount of the Convertible Notes, which bear interest at 7.5% per annum, decreased by CDN$200,000 during the quarter ended December 31, 2002 as a result of the aforementioned conversion.

         Financing charges amounted to CDN$414,000 for the three-month period ended December 31, 2002, compared to CDN$534,000 for the same period in 2001, which represents a decrease of CDN$120,000 or 22.5%, which decrease was also primarily due to a decrease in the outstanding principal amount of the Convertible Notes as a result of the aforementioned conversion. Interest income during the three-month and the six-month periods ended December 31, 2002, amounted to CDN$11,000 and CDN$ 71,000, respectively, compared to CDN$125,000 and CDN$517,000 in the corresponding periods in 2001, which represents decreases of CDN$114,000 (or 91.2%) and CDN$ 446,000 (or 86.3%), respectively. These decreases in interest income were primarily due to decreases in cash, cash equivalents, commercial papers and term deposits.

         As a result of the above expenses, Lumenon's net loss for the three-month period ended December 31, 2002 was CDN$4,435,000 or CDN$0.11 per share, compared to CDN$7,293,000 or CDN$0.19 per share for the same period in 2001. For the six-month period ended December 31, 2002 Lumenon's net loss was CDN$9,822,000 or CDN$0.24 per share, compared to CDN$13,166,000 or CDN$0.34 per share, for the same period in 2001.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, Lumenon had cash and cash equivalents of CDN$350,000 as compared to CDN$686,000 as of June 30, 2002 (including commercial papers and terms deposits).

         As described above, Lumenon is currently in default under the Convertible Notes. As a result of Lumenon's defaults under the Convertible Notes, the Noteholders have demanded payment in full of all the outstanding principal and all accrued interest under the Convertible Notes, which as of the time the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, Lumenon was required to pay such amounts to the Noteholders within five (5) trading days after receipt of the Default Notices, or by February 11, 2003. Failure to pay such amounts by such date would ordinarily have allowed the Noteholders to pursue all their rights and remedies as secured parties of both Lumenon and LILT under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets (collectively, the "Secured Party Rights"). The assets of LILT are currently protected by the Canadian insolvency proceedings discussed above. Such proceedings, however, would not protect the assets of Lumenon, which consist primarily of the shares of LILT. Accordingly, because Lumenon did not have sufficient funds available to pay amounts owed under the Convertible Notes by February 11, 2003, Lumenon determined that it was in the best interests of the corporation, its creditors, stockholders and other interested parties that Lumenon seek relief under Chapter 11 of the U.S. Bankruptcy Code.

Accordingly, on February 9, 2003, Lumenon filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the US Court and, consequently, was granted an automatic stay of proceedings and protection from its creditors by the US Court. As a result of the Canadian and United States insolvency proceedings relating to LILT and Lumenon, respectively, the Noteholders are currently prohibited from pursuing their Secured Party Rights (except as described above in the discussion of the terms of the Renewal Order issued by the Canadian Court). Nonetheless, if Lumenon is unable to successfully restructure its obligations and the continuing operations and obligations of LILT and obtain additional financing while it is under the protection of the Canadian and United States courts, its assets (including the assets of LILT) will be liquidated to satisfy its obligations under the Convertible Notes and otherwise and Lumenon will not be able to continue as a going concern. There can be no assurance that the proceeds resulting from any such liquidation would be sufficient to satisfy all of Lumenon's debts and obligations and, accordingly, there can be no assurance that there would be any remaining proceeds available for distribution to stockholders. Furthermore, even if Lumenon is able to obtain additional financing, restructure its obligations and operations and emerge from bankruptcy, there can be no assurance that under any confirmed reorganization plan the current outstanding shares of Lumenon will continue to have any value. As of the date of this filing, Lumenon has not received any firm commitments from any third parties for additional financing.

         During the three-month period ended December 31, 2002, Lumenon issued 164,294 shares of common stock as a result of the conversion of principal and interest accrued under the Convertible Notes of CDN$316,000. During the six-month period ended December 31, 2002, Lumenon issued 325,116 shares of common stock as a result of the conversion of principal and interest accrued under the Convertible Notes of CDN$568,000.

         In addition, under the terms of the Equity Line Purchase Agreement and Registration Rights Agreement, Lumenon was obligated to file a registration statement to register the shares of its common stock to be issued in the periodic draw downs provided for in the Equity Line Purchase Agreement by December 31, 2002. Because Lumenon did not register the shares by the specified date, Lumenon lost the ability to draw down funds on the equity line and will not be able to obtain any funds from that equity line in the future.

         On February 11, 2003, Nasdaq notified Lumenon that it will delist Lumenon's securities from the Nasdaq SmallCap Market, subject to Lumenon's right to appeal. Lumenon has determined not to appeal Nasdaq's decision. Accordingly, Lumenon expects that its common stock will be delisted from the Nasdaq SmallCap Market at the opening of business on February 20, 2003, as specified by Nasdaq in the delisting notification.

         In the delisting notification, Nasdaq also advised Lumenon that, because Lumenon is the subject of bankruptcy proceedings, Lumenon's securities will not be immediately eligible for quotation on the OTCBB following the delisting by Nasdaq. According to Nasdaq, Lumenon's securities may become eligible for quotation on the OTCBB if a market maker makes application (a "Form 211") to register in and quote the securities in accordance with the SEC's Exchange Act Rule 15c2-11, and Nasdaq clears the application. Only a market maker, not Lumenon, may file a Form 211.

         There is no assurance that Lumenon's securities will become eligible to trade on the OTCBB in the future, or that a trading market will develop even if Lumenon's securities become eligible to trade on the OTCBB in the future. The delisting of Lumenon's common stock from the Nasdaq SmallCap Market, could have a materially adverse affect on the market price and liquidity of Lumenon's common stock and Lumenon's ability to raise necessary additional capital. If Lumenon is unable to obtain additional financing from another source or sources, or if Lumenon is unable to successfully restructure its obligations, as well as the continuing operations and obligations of LILT within the guidelines established by the Canadian Court for LILT and its creditors, Lumenon will not be able to continue as a going concern.

         In August 2002, Lumenon announced the temporary layoff of 37 employees, of which 23 are currently affected (14 employees having since resigned). Lumenon expects to incur an accounting charge in connection with this layoff. However, the magnitude and timing of the accounting charge will depend upon the duration of the layoff. For example, if the layoff exceeds six months, under Quebec law we would be obligated to make aggregated severance payments of up to CDN$362,000.

         To date, three employees have filed lawsuits claiming damages and other losses related to their severance. The outcome of these lawsuits is unpredictable at this time. Lumenon believes that the legal actions are without merit and intends to vigorously defend each lawsuit.


         In order to become profitable, Lumenon will have to devote substantial resources to its research and development efforts and the marketing and manufacturing programs associated with the commercialization of its products. Lumenon's ability to succeed will depend on numerous factors, including the delisting of Lumenon's common stock by Nasdaq, the outcome of the Canadian and United States insolvency proceedings, Lumenon's ability to restructure or refinance its obligations, as well as the continuing operations and obligations of LILT, the receipt of new funding to support such marketing and manufacturing efforts, the progress, level and timing of Lumenon's research and development activities, the status of competitive products and Lumenon's ability to defend its intellectual property rights. Even if Lumenon is able to obtain additional financing, restructure its obligations and operations and emerge from bankruptcy, Lumenon may never become profitable.

         Lumenon's cash balance at December 31, 2002 was CDN$350,000 which should, in management's estimation, be sufficient to meet Lumenon's financial needs only through March 6, 2003, which is the date on which the Renewal Order is set to expire. Lumenon has no current source of revenue and as a result, in order to remain a going concern, Lumenon must restructure or refinance its obligations, as well as the continuing operations and obligations of LILT, raise substantial funding by selling additional equity or debt securities, selling some or all of its assets, or licensing potentially valuable technologies to third parties. The sale of additional equity would result in further dilution to Lumenon's stockholders. Moreover, Lumenon cannot be certain that additional financing will be available in amounts or on terms acceptable to it, if at all. If Lumenon is unable to obtain additional funding during the pendency of the stay granted by the Canadian Court in the CCAA proceedings, Lumenon will likely be required to cease its operations and liquidate its assets. There can be no assurance that the proceeds resulting from any such liquidation would be sufficient to satisfy all of Lumenon's debts and obligations and, accordingly, there can be no assurance that there would be any remaining proceeds available for distribution to stockholders. Even if Lumenon is able to obtain additional financing, restructure its obligations and operations and emerge from bankruptcy, there can be no assurance that under any confirmed reorganization plan the current outstanding shares of Lumenon will continue to have any value. As noted above, as of the date of this filing, Lumenon has not received any firm commitments from any third parties for additional financing.

         Lumenon does not believe that inflation has had a significant impact on its results of operations.

CRITICAL ACCOUNTING POLICIES

         Lumenon's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. In Lumenon's business and condensed consolidated financial statements, significant judgments are made in the area of Impairment of Long-Lived Assets. Actual results could differ materially from these estimates.

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

     (b) Costs associated with exit or disposal activities

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that liability for the costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

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

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" IS UNCERTAIN.

         To date, we have funded our operations through both private and public debt and equity offerings. We have experienced significant net losses throughout our history and are currently experiencing cash flow problems. We currently have no source of revenue.

         Our wholly owned Canadian operating subsidiary, LILT Canada Inc. ("LILT"), is insolvent. On January 8, 2003, LILT filed a petition under the Canadian Companies' Creditors Arrangement Act ("CCAA") with the Superior Court of Quebec (the "Canadian Court") and obtained an order (the "Initial Order") granting it certain relief, including a stay of proceedings and protection from its creditors. All of our operations and activities are run through LILT. We are also currently insolvent. On February 9, 2003, we filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware (the "US Court") and, accordingly, were granted an automatic stay of proceedings and protection from our creditors by the US Court.

         We are currently in default under the terms of our convertible notes that we issued as part of a financing we completed in July 2000. The repayment of the Convertible Notes is secured by a security interest in all of the present and future property rights and assets of Lumenon and LILT. On February 4, 2003, we received a default notice (the "Default Notices") from each of the Noteholders. The Default Notices requested the immediate repayment of all outstanding principal and accrued interest under the Convertible Notes, which at the time the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, we were required to pay such amounts to the Noteholders within five (5) trading days after receipt of the Default Notices, or by February 11, 2003. We did not make payment of the outstanding principal and accrued interest under the Convertible Notes within the specified time period and do not currently have sufficient funds available to pay such amounts. In addition, our current assets may not be sufficient to satisfy our obligations under the Convertible Notes.

         As a result of our failure to make such payment within the specified time period, the Noteholders are entitled, pursuant to the terms of the Convertible Notes and under applicable law, to pursue all their rights and remedies as secured parties of Lumenon and LILT under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets. However, as a result of both the Canadian and United States insolvency proceedings relating to LILT and us, respectively, the Noteholders are currently prohibited from exercising such rights.

         Nonetheless, if we are unable to successfully restructure our obligations and the continuing operations and obligations of LILT and obtain additional financing while we and LILT are under the protection of the United States and Canadian courts, our assets (including the assets of LILT) will be liquidated to satisfy its obligations under the Convertible Notes and otherwise and we will not be able to continue as a going concern. There can be no assurances that we will be able to achieve a satisfactory restructuring of our obligations, as well as the continuing operations and obligations of LILT or that we will be able to continue as a going concern. If we are forced to liquidate, there can be no assurance that the proceeds resulting from such liquidation would be sufficient to satisfy all of Lumenon's debts and obligations and, accordingly, there can be no assurance that there would be any remaining proceeds available for distribution to stockholders. Furthermore, even if we are able to obtain additional financing, restructure our obligations and operations and emerge from bankruptcy, there can be no assurance that under any confirmed reorganization plan the current outstanding shares of Lumenon will continue to have any value.

         The auditors report covering our audited financial statements that are included in our Annual Report on Form 10-K, as amended, for the year ended June 30, 2002 contained going concern modifications. Our auditors noted in the notes to our financial statements that we have no current source of revenue and without the realization of additional capital, we will not be able to continue our business as a going concern. As of December 31, 2002, we had CDN$350,000 of cash and cash equivalents, which should be sufficient to meet our financial needs until March 6, 2003, which is the date on which the stay of proceedings granted by the Canadian Court is set to expire. In order to remain in business beyond March 6, 2003, we will require substantial additional funding to allow us to develop our technology, to broaden and commercialize our products and to expand our manufacturing capacity.

         There can be no assurance that we will be able to obtain additional financing on favorable terms or even at all. To date, we have received approximately CDN$71.6 million from third parties through various debt and equity financings. If we borrow more funds, we may become subject to restrictive financial covenants and our interest obligations will increase. In addition, if we raise additional capital by issuing additional equity securities, our existing stockholders would suffer substantial dilution. As of the date of this filing, Lumenon has not received any firm commitments from any third parties for additional financing.

OUR COMMON STOCK WILL BE DELISTED FROM THE NASDAQ SMALLCAP MARKET AND MAY BE TRANSFERRED TO THE OVER THE COUNTER BULLETIN BOARD OR THE PINK SHEETS, WHICH WILL REDUCE THE LIQUIDITY, AND MAY DEPRESS THE PRICE, OF OUR COMMON STOCK.

         On June 7, 2002, the listing of our common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. This transfer provided us with a grace period until February 10, 2003 to comply with the US$1.00 minimum bid price required by the Nasdaq Stock Market, Inc. We failed to meet the $1.00 minimum bid price required by the Nasdaq Stock Market, Inc. prior to the expiration of the grace period. On February 11, 2003, Nasdaq notified us that, as a result both of our Chapter 11 bankruptcy filing and our failure to meet the minimum bid price requirement, our common stock will be delisted from The Nasdaq SmallCap Market, subject to our right to appeal. We have determined not to appeal Nasdaq's decision. Accordingly, we expect that our common stock will be delisted from The Nasdaq SmallCap Market at the opening of business on February 20, 2003, as specified by Nasdaq in the delisting notification. In addition, as a result of our Chapter 11 filing, the fifth character "Q" has been appended to our trading symbol such that, effective with the opening of trading on February 13, 2003, the trading symbol for our securities was changed from LUMM to LUMMQ.

         In the delisting notification, Nasdaq also advised us that, because we are the subject of bankruptcy proceedings, our common stock will not be immediately eligible for quotation on the Over the Counter Bulletin Board (the "OTCBB") following the delisting by Nasdaq. According to Nasdaq, our common stock may become eligible for quotation on the OTCBB if a market maker makes application (a "Form 211") to register in and quote the securities in accordance with the SEC's Exchange Act Rule 15c2-11, and Nasdaq clears the application. Only a market maker, not us, may file a Form 211. There can be no assurance that our common stock will become eligible to trade on the OTCBB in the future, or that a trading market will develop even if our common stock becomes eligible to trade on the OTCBB in the future. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter securities.

         When our common stock is delisted from The Nasdaq SmallCap Market, there will be a reduction in the liquidity of any investment in our common stock and there could also be a material adverse effect on the price of our common stock. Delisting will reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they could have done in the past. This lack of liquidity will make it more difficult for us to raise capital in the future. Indeed, being delisted from The Nasdaq SmallCap Market will subject us to a variety of significant consequences, including:

         - the substantial impairment of the liquidity of our common stock;

         - the loss of certain state securities law exemptions which impacts our ability to issue new securities, including securities under our existing stock option plans and stock purchase plans;

         -        the loss of coverage by securities analysts;

         -        the potential loss of current or potential investors; and

         -        the potential loss of current or potential customers.

         In addition, when our common stock is no longer listed on The Nasdaq SmallCap Market, we may become subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as "penny stocks", to persons other than established subscribers and institutional accredited investors. A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell these securities in the secondary market and the price at which such holders can sell any such securities.

         Accordingly, when our common stock is delisted from The Nasdaq SmallCap Market, it will materially adversely affect the liquidity of our common stock and our ability to raise necessary additional capital and may also materially adversely affect the market price of our common stock.

WE ARE A DEVELOPMENT STAGE COMPANY WITH NO EXPERIENCE IN MANUFACTURING AND MARKETING OUR PRODUCTS, MAKING IT DIFFICULT TO EVALUATE OUR BUSINESS AND YOUR INVESTMENT.

         We have no history in manufacturing and marketing our products. We are a development stage company and, to date, have not had any revenues from sales of our products. Our operating history provides no basis for evaluating our prospects or us. Our future success will depend on our ability to develop, manufacture and commercialize products based upon our licensed proprietary technologies. We must successfully develop and manufacture our products, address our competition, attract, retain and motivate qualified employees, expand our operations and market and sell products in large volumes to have significant revenues and to become profitable. We have operated as a development stage company for an extended period of time and there is no assurance that we will be successful in creating products or processes that provide the stability, reproducibility, reliability and performance required for commercialization or that potential customers will accept our products. In addition, these products may be difficult to produce in large volumes, fail to perform as expected, cost too much to produce or be barred from production by the proprietary rights of others, which would delay or prevent us from having significant revenues or from becoming profitable.

WE HAVE A HISTORY OF LOSSES, WE EXPECT FUTURE LOSSES AND OUR FUTURE PROFITABILITY IS UNCERTAIN.

         We have incurred operating losses since our inception and, as of December 31, 2002, had an accumulated deficit of approximately CDN$316 million (US$200 million). If we are able to obtain additional financing to continue our operations, we expect to spend substantial funds to continue research and product development, to establish sales, marketing, customer service and manufacturing operations departments and for other general corporate purposes. Over at least the next several years, we expect to continue incurring considerable operating losses and negative cash flows as we incur significant operating expenses and make capital expenditures in our business. The amount we will lose and when, if ever, we will have profits is highly uncertain. If we are unsuccessful at developing, manufacturing and marketing our products, we will not generate sufficient revenues to ever become profitable.

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

         The success of our business is dependent upon product sales to telecommunications network system providers. These providers, in turn, are dependent for their business upon orders for fiber optic systems from telecommunications carriers. Business fluctuations affecting service providers and their telecommunication carrier customers have affected and will continue to affect our business. We are currently in a period of industry-wide overcapacity and declining demand for our products, with system providers continuing to scale back on deployment and equipment manufacturers relying on component inventories to meet reduced demand. This downturn in the industry is characterized by inventory overcapacity and reduced revenues, which at times may, if the downturn is sufficiently prolonged or severe, force system providers and telecommunications carriers to reduce expenditures on our technology and products. In addition, due to the lead times associated with the production of telecommunications equipment, a rise or fall in the level of sales of telecommunications equipment typically lags any downturn or recovery in the telecommunications market by approximately six to twelve months. Our success depends upon increasing demand for products that incorporate our technology and the continued downturn in the industry has and will continue to negatively impact our business and results of operations.

IF OUR TEMPORARY LAYOFF OF EMPLOYEES, WHICH TOOK PLACE IN AUGUST 2002, BECOMES PERMANENT, WE MAY BE OBLIGATED TO MAKE SUBSTANTIAL SEVERANCE PAYMENTS TO THESE EMPLOYEES.

         In August 2002, we announced the temporary layoff of 37 LILT employees, of which 23 are currently affected (14 having since resigned). Of the remaining 50 people employed with us as of August 30, 2002, 16 were employed in engineering, test and manufacturing, 19 were employed in research and development and the remainder were employed in sales, marketing and administration. We expect to incur an accounting charge in connection with this layoff. However, the magnitude and timing of the accounting charge will depend upon the duration of the layoff. For example, if the layoff exceeds six months, under Quebec law we would be obligated to make aggregated severance payments of up to CDN$362,000.

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

         We are dependent on equipment suppliers and contract manufacturers who could disrupt our business if they stopped, decreased or delayed shipments to us. We rely on outside suppliers to provide some of the equipment we use in our manufacturing process. We do not maintain long-term agreements with any of these suppliers and, therefore, they could stop supplying equipment to us at any time. If the equipment, which any particular supplier provides to us, were to malfunction or were not supplied to us, we would, at a minimum, experience delays in the shipment of our products and we could be required to find another equipment supplier. Our Canadian insolvency proceedings, which currently provide us with certain protections from our creditors, have also caused some of our outside suppliers to change payment terms for new orders based on our financial status and past due payables that are being held. This has forced us in certain cases to find new outside suppliers and could potentially cause further negative effects if other outside suppliers created payment terms that we find unsatisfactory.

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

         Our success will depend to a significant degree upon the continued services of key management, technical, and scientific personnel, including Gary Moskovitz, our President, Chief Executive Officer and Acting Chief Financial Officer, and Dr. Mark P. Andrews, our Co-founder, Vice President of Technology and Chief Technology Officer. We do not currently maintain key-man life insurance for any of our personnel.

         Our success will also depend on our ability to attract, train and retain additional management and other highly skilled technical, and support personnel. In addition, as we grow, we will need to hire skilled operators for our assembly process. Our ability to retain our current employees is being severely tested by the difficult financial circumstances of the company. Morale has been significantly adversely affected and attrition of key personnel is now occurring weekly. Our competitors for qualified personnel are often long-established, highly profitable companies. As a result, we may have to grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to our stockholders. In addition, our future profitability will also depend on our ability to develop an effective marketing staff and field sales force. Competition for employees with sales and marketing experience in the photonics industry is intense. We require sales people with a good technical understanding of our products and of the industry and the failure to attract, train and retain such personnel could negatively impact our development and manufacturing goals and the effectiveness of our sales and marketing efforts.

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

SEVERAL OF OUR AGREEMENTS CONTAIN TERMS THAT WILL REDUCE THE AMOUNT OF REVENUES THAT WE WILL RECEIVE UPON THE SALE OF OUR PRODUCTS AND THIS MAY DECREASE OUR PROFITABILITY.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates. To the extent that Lumenon consummates financings outside of Canada, Lumenon receives proceeds in currency other than the Canadian dollar. The exercise price of certain of Lumenon's outstanding options and warrants are payable in US dollars. Lumenon's outstanding Convertible Notes are also payable in US dollars. As a result, ultimate proceeds received by Lumenon upon the exercise of such options and warrants and the amount required to repay the Convertible Notes may vary due to fluctuations in the value of the Canadian dollar relative to the US dollar.

         Other than the Convertible Notes mentioned above, Lumenon has minimal monetary assets, liabilities and operating expenses that are denominated at currencies other than the Canadian dollar. Lumenon does not enter into derivatives or other financial instruments for trading or speculative purposes, nor does Lumenon enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates. If Lumenon's international operations expand and Lumenon decides to enter into hedging transactions to minimize foreign currency exchange rate risk, the adoption of SFAS, No. 133, as amended by SFAS, Nos. 137 and 138, could have a material impact on Lumenon's operating results.

         Lumenon does not utilize any derivative security instruments. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of December 31, 2002, Lumenon considers the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in market interest rates will not have a material impact on Lumenon's financial position. Through December 31, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of Lumenon's notes payable bear fixed interest rates.

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

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         (a) As of December 31, 2002, three employees had filed lawsuits against LILT claiming damages and other losses related to their termination or lay-off and related severance. The outcome of these lawsuits is unpredictable at this time. Lumenon believes that the legal actions are without merit and intends to vigorously defend each lawsuit.

         (b) As described above in Item 2 of Part I, on January 7, 2003, LILT filed a petition under the CCAA with the Superior Court of Quebec and obtained an Initial Order granting it certain relief, including a stay of proceedings and protection from creditors. Pursuant to the Initial Order, all payments in respect to any debt or obligations of LILT existing on or before January 8, 2003 were stayed and suspended pending development by LILT of a restructuring plan.

         On January 24, 2003, the holders of the Convertible Notes (the "Noteholders") filed a motion with the Canadian Court requesting that the Canadian Court rescind and annul the Initial Order. The Initial Order was set to expire pursuant to its original terms on February 7, 2003. The Canadian Court reviewed the Noteholders' motion on Tuesday, January 28, 2003. Following that review, the Canadian Court decided to postpone the hearing on the motion until Thursday, February 6, 2003, the day before the Initial Order was set to expire. LILT then filed a petition with the Canadian Court seeking an extension of the Initial Order for an additional period of thirty-one (31) days to allow LILT more time to continue to explore various options related to the restructuring of its continuing operations and obligations.

         At a hearing of the Canadian Court commenced on February 6, 2003 and continued until February 7, 2003, the Canadian Court granted LILT an extension of the Initial Order until February 11, 2003. The Canadian Court indicated at the hearing that it intended to sign a Renewal Order following the expiration of the Initial Order. On February 12, 2003, the Canadian Court issued its Renewal Order thereby extending the protection afforded by the Initial Order until March 6, 2003. Although the Renewal Order is substantially similar in terms to the Initial Order, it does contain some modifications, including among other things a provision that allows the Noteholders to serve certain notices for the sole purpose of triggering delays provided for under Quebec law relating to the exercise of their rights as secured creditors of LILT.

         (c) On February 9, 2003, Lumenon filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware (the "US Court") and, accordingly, was granted an automatic stay of proceedings and protection from its creditors by the US Court.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Lumenon is currently in default under the Convertible Notes. As a result of Lumenon's defaults under the Convertible Notes, the Noteholders have demanded payment in full of all the outstanding principal and all accrued interest under the Convertible Notes, which as of the date the Default Notices were received amounted to CDN$13,283,258 (US$8,407,125). Under the terms of the Convertible Notes, Lumenon was required to pay such amounts to the Noteholders within five (5) trading days after receipt of the Default Notices. Lumenon did not make payment of such amounts within the specified time period and does not currently have sufficient funds available to pay such amounts.

         As a result of Lumenon's failure to make such payment within the specified time period, the Noteholders are entitled, pursuant to the terms of the Convertible Notes and under applicable law, to pursue all their rights and remedies as secured parties under the Uniform Commercial Code of the State of Delaware or of any jurisdiction in which the property, rights and assets of Lumenon or LILT are located, as well as any and all of the rights provided for under Quebec law, including the right to institute proceedings to take possession of such property, rights and assets. However, as a result of both the Canadian and United States insolvency proceedings (described above in Item 1 of this Part II) relating to LILT and Lumenon, respectively, the Noteholders are currently prohibited from exercising such rights.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.           OTHER INFORMATION

         Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The Exhibits filed as part of this Quarterly Report on Form 10-Q are listed on the Index to Exhibits immediately preceding such Exhibits, which Index to Exhibits is incorporated herein by reference.

     (b) Reports on Form 8-K

         On January 9, 2003, Lumenon filed a Current Report on Form 8-K reporting under Item 5 (Other Events) that it had issued a press release announcing the filing of a petition by LILT under the CCAA with the Superior Court of Quebec.

         On January 30, 2002, Lumenon filed a Current Report on Form 8-K reporting under Item 5 (Other Events) that it had issued a press release regarding the filing of a motion by the Noteholders with the Court seeking the rescission of the Court's Initial Order.

         On February 6, 2003, Lumenon filed a Current Report on Form 8-K reporting under Item 5 (Other Events) that it had issued a press release regarding its receipt of default notices from each of the holders of its convertible notes.

         On February 10, 2003, Lumenon filed a Current Report on Form 8-K reporting (i) under Item 3 (Bankruptcy or Receivership) that it had filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and (ii) under Item 5 (Other Events) that it had issued a press release reporting that its

LILT had been granted an extension of the Initial Order issued by the Superior Court of Quebec, on January 8, 2003.

         On February 13, 2003, Lumenon filed a Current Report on Form 8-K reporting under Item 5 (Other Events) that it had issued a press release regarding (i) its receipt of a delisting notification from Nasdaq and (ii) the final terms of the Renewal Order issued by the Superior Court of Quebec granting LILT an extension of the stay of proceedings and protection against its creditors until March 6, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 19, 2003                LUMENON INNOVATIVE LIGHTWAVE
                                        TECHNOLOGY, INC.

                                        By:/s/ Gary S. Moskovitz
                                           -------------------------------------
                                           Gary S. Moskovitz
                                           President, Chief Executive Officer
                                           and Acting Chief Financial Officer
                                           (Principal Financial Officer)

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

         Dated: February 19, 2003         /s/ Gary S. Moskovitz
                                          --------------------------------------
                                          Gary S. Moskovitz
                                          President, Chief Executive Officer
                                          and Acting Chief Financial Officer
                                          (principal executive officer and
                                          principal financial officer)

                                INDEX TO EXHIBITS

Exhibit No.     Description
-----------     ------------
   99.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.